Form 10-Q
period 1997-02-28
TEMPLATE SOFTWARE INC
filed 1997-04-15
CIK 1024752

      THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON APRIL 15 PURSUANT
                  TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended February 28, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from       to
                                                -----    -----

                         Commission file number 0-21921

                            TEMPLATE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                        VIRGINIA                                52-1042793
          (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                 Identification No.)

                45365 VINTAGE PARK PLAZA
                   DULLES, VIRGINIA                                20166
        (Address of principal executive offices)                (Zip code)

                                 (703) 318-1000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                           NO
                     ------                            -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
         Class of Common Stock                              April 10,1997
         ---------------------                              -------------
         Common Stock, $.01 par value per share             4,317,758

                            TEMPLATE SOFTWARE, INC.

                                     INDEX

Part I - Financial Information                                                        Page
------------------------------                                                        ----

Item 1.  Financial Statements

         Consolidated Balance Sheets at
         February 28, 1997 and November 30, 1996                                         3

         Consolidated Statements of Operations for the
         Three Months Ended February 28, 1997 and
         February 29, 1996                                                               4

         Consolidated Statements of Cash Flows for the
         Three Months Ended February 28, 1997 and
         February 29, 1996                                                               5

         Notes to Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                   8

Part II - Other Information
---------------------------

         Item 2.  Changes in Securities                                                 10

         Item 6.  Exhibits and Reports on Form 8-K                                      11

         Signatures                                                                     12
         ----------

Exhibit Index


         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                               February 28, 1997     November 30, 1996
                                                                  (unaudited)
                                                            ------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                    $          15,567      $           8,397
 Marketable securities                                                   14,461                    -
 Accounts receivable, net                                                 3,958                  2,887
 Deferred income taxes                                                      374                    374
 Prepaid expenses                                                           358                    504
                                                            ------------------------------------------
    Total current assets                                                 34,718                 12,162
Property and equipment, net                                                 995                    924
Software development costs, net                                             866                    718
Other assets                                                                160                    181
                                                            ------------------------------------------
      Total assets                                             $         36,739      $          13,985
                                                            ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $            900      $           1,209
  Accrued expenses                                                        1,370                    766
  Current portion of long-term debt                                          92                     92
  Capital lease obligations                                                  51                     50
  Income taxes payable                                                      307                    567
  Deferred income                                                           853                    469
                                                            ------------------------------------------
    Total current liabilities                                             3,573                  3,153
  Long-term debt, net of current portion                                    153                    176
  Capital lease obligations, noncurrent                                     168                    181
  Deferred income taxes                                                     281                    281
  Other liabilities                                                         182                    151
                                                            ------------------------------------------
    Total liabilities                                                     4,357                  3,942
                                                            ------------------------------------------

 Shareholders' equity:
 Series A Convertible Preferred Stock, $0.01 par value; 3,000,000 shares authorized,                 5
 no shares and 500,000 shares issued and  outstanding, as of February 28, 1997 and
 November 30, 1996, respectively

 Common Stock, $0.01 par value; 17,000,000 shares authorized,                          42                  22
 2,247,008 shares and 4,223,258 shares issued and outstanding, as of February 28, 1997 and November 30, 1996, respectively

 Additional paid-in capital                                                        29,047               9,110
 Foreign currency translation                                                         (21)                  -
 Retained earnings                                                                  1,314                 906
                                                                     -----------------------------------------
     Total shareholders' equity                                                    30,382              10,043
                                                                     -----------------------------------------
       Total liabilities and shareholders' equity                       $          34,739     $        13,985
                                                                     =========================================



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.


                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                            Three months Ended
                                                               -------------------------------------------
                                                                February 28, 1997       February 29, 1996
                                                               -------------------------------------------
 Revenues:
   Products                                                       $         1,489      $              511
   Services                                                                 2,465                   2,000
                                                               -------------------------------------------
     Total Revenues                                                         3,954                   2,511
                                                               -------------------------------------------
 Cost of revenues:
   Products                                                                   182                     160
   Services                                                                 1,467                   1,090
                                                               -------------------------------------------
     Total cost of revenues                                                 1,649                   1,250
                                                               -------------------------------------------
 Gross profit                                                               2,305                   1,261
                                                               -------------------------------------------

 Operating expenses:
   Selling and marketing                                                      824                     470
   Product development                                                        326                     133
   General and administrative                                                 633                     393
                                                               -------------------------------------------
     Total operating expenses                                               1,783                     996
                                                               -------------------------------------------
 Income from operations                                                       522                     265
   Interest expense                                                            13                      12
   Other income                                                               137                       -
                                                               -------------------------------------------
 Net income before income taxes                                               646                     253
 Income tax provision                                                         239                      97
                                                               -------------------------------------------
 Income income                                                    $           407      $              156
                                                               ===========================================
 Earnings per common share                                        $          0.08      $             0.03
                                                               ===========================================
 Weighted average number of common shares outstanding                   5,022,520               4,659,000
                                                               ===========================================



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Three months Ended
                                                                           February 28, 1997     February 29, 1996
                                                                           ----------------------------------------
 Cash flows from operating activities:
 Net Income                                                                $             407      $            156
 Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
   Depreciation                                                                           63                    22
   Amortization                                                                           64                    63
   Deferred rent amortization                                                             30                   (44)
   Bad debt expense                                                                      178                     -
   Change in assets and liabilities:
     Accounts receivable                                                              (1,249)                  247

     Prepaid expenses and other                                                          145                   (61)
     Other assets                                                                         22                   (24)
     Accounts payable and accrued liabilities                                            295                   157
     Income taxes payable                                                               (260)                   79
     Deferred income                                                                     384                   328
                                                                           ----------------------------------------
     Net cash provided by operating activities                                            79                   923
                                                                           ----------------------------------------


 Cash flows from investing activities:
   Marketable securities                                                             (14,461)                    -

   Capital expenditures                                                                 (135)                  (29)

   Capitalization of software development costs                                         (211)                 (181)
                                                                           ----------------------------------------
     Net cash used in investing activities                                           (14,807)                 (210)
                                                                           ----------------------------------------


 Cash flows from financing activities:
     Payments on revolving credit facility, net                                            -                  (161)
     Payments on note payable                                                            (23)                  (28)

     Payments on capital lease obligations                                               (12)                    -
     Proceeds from issuance of capital stock, net of issuance costs                   19,953                     -
                                                                           ----------------------------------------
       Net cash provided by (used in) financing activities                            19,918                  (189)
                                                                           ----------------------------------------

 Effect of exchange rate changes on cash and cash equivalents                            (21)                    -
                                                                           ----------------------------------------

 Net increase (decrease) in cash and cash equivalents                                  5,169                   524
 Cash and cash equivalents at beginning of period                                      8,397                    63


                                                                           ----------------------------------------
 Cash and cash equivalents at end of period                                $    13,566             $            587
                                                                           =========================================

 Noncash investing and financing activities:
   Retirement of treasury stock:
     Class A Common Stock                                                  $         -             $              4
     Preferred Stock                                                       $         -             $             18
   Conversion of 500,000 shares Series A Convertible                       $         5             $              -
 Preferred Stock to 500,000 shares of Common Stock


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.


                            TEMPLATE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997

NOTE A -- BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of February 28, 1997, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement of Form S-1 (File No. 333-17063). The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the operating results to be expected for the full year.

NOTE B - INITIAL PUBLIC OFFERING

In January 1997, the Company filed a registration statement with the Securities and Exchange Commission permitting the Company to sell 1,400,000 shares of its common stock to the public. The registration statement also permitted certain stockholders of the Company to sell 700,000 shares to the public. The registration statement became effective January 28, 1997. The initial public offering resulted in proceeds to the Company of approximately $19.8 million, net of $2.6 million in underwriting fees and offering expenses. The Company received no proceeds from the sale of shares by selling stockholders in the initial public offering.

NOTE C -- ACQUISITION OF KRYSTAL INGENIERIE S.A.

On March 4, 1997, the Company consummated its acquisition (the "Transaction") of all of the issued and outstanding capital stock of Krystal Ingenierie S.A. ("Krystal"), a corporation organized under the laws of the Republic of France. The Transaction was consummated pursuant to a Stock Purchase Agreement dated as of February 19, 1997, with Alain Kuhner ("Kuhner"), whereby the Company agreed to : (1) exchange for an aggregate of 48,064 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), 2,500 shares of Krystal held by Kuhner, representing all of the issued and outstanding capital stock of Krystal; and (2) exchange for an aggregate of 45,686 additional shares of the Company's Common Stock, certain indebtedness of Krystal owed to Kuhner in the aggregate amount of approximately FF 3,914,000. Concurrently with the closing of the Transaction, Krystal's name was formally changed to Template Software S.A.

NOTE D -- EARNINGS PER SHARE

Earnings per share is computed on a primary and fully-diluted basis using the weighted average number of shares of Common Stock, assuming conversion of dilutive common stock equivalent shares from common stock options. Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the proposed offering date and the conversion of 500,000 shares of Preferred Stock that were issued in November 1996 into an equal number of shares of Common Stock, have been included in the calculation as if they were outstanding for all periods presented. Fully diluted net income (loss) per common share is the same as primary.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").
SFAS 123 allows companies which grant stock options a choice to either continue the current accounting treatment under Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or adopt a new set of fair value accounting rules for recognizing compensation expense related to stock awards. Companies continuing under APB 25 must measure option values and disclose the pro forma effects that the new fair value accounting would have on earnings, if recorded. The Company has determined that it will continue the current accounting treatment under APB 25 and will provide pro forma disclosures as of November 30, 1997 for the effect the new fair value accounting rule would have on earnings, if adopted.

The Financial Accounting Standards Board has also issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on the financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Revenue.         Total revenue was $4.0 million for the quarter ended
February 28, 1997 compared to $2.5 million for the quarter ended February 28, 1996, an increase of $1.4 million or 57.5%. This growth resulted principally from volume increases in sales of both software-related services and software licenses due to the Company's shift in emphasis toward selling complete solutions.

         Product Revenue was $1.5 million for the quarter ended February 28, 1997 compared to $.5 million for the quarter ended February 28, 1996, a increase of $1.0 million or 190.8%. This increase was primarily attributable to the sale of development licenses associated with new contract engagements. Services Revenue was $2.5 million for the quarter ended February 28, 1997 compared to $2.0 million for the quarter ended February 28, 1996, and increase of $0.5 million or 23.3%. This increase was primarily attributable to the implementation of multiple significant client engagements for complete solutions. Contracts for complete solutions obtained by the Company through its direct sales force typically contain a larger service component than those obtained through the Company's distributors, value added resellers and systems integrators, as the Company is engaged to develop a customized solution in addition to providing software products.

         Cost of Revenue. Total cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $1.6 million for the quarter ended February 28, 1997 compared to $1.2 million for the quarter ended February 28, 1996, an increase of $0.4 million or 31.9%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 41.7% of total revenue for the quarter ended February 28, 1997 compared to 49.8% of total revenue for the quarter ended February 28, 1996. This percentage decrease was primarily attributable to the Company's higher margin related to Product Revenue.

         Cost of Product Revenue was $0.2 million for the quarter ended February 28, 1997 unchanged from $0.2 million for the quarter ended February 28, 1996. Cost of Services Revenue was $1.5 million for the quarter ended February 28, 1997 compared to $1.1 million for the quarter ended February 28, 1996, an increase of $0.4 million or 34.6%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

         Selling and Marketing. Selling and marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and marketing expenses were $0.8 million for the quarter ended February 28, 1997 compared to $0.5 million for the quarter ended February 28, 1996, an increase of $0.3 million or 75.3%. This increase resulted primarily from the Company's strategic shift toward direct sales. The Company anticipates that selling and marketing expenses will increase in the near future due to such shift.

         Product Development. Product development expenses were $0.3 million for the quarter ended February 28, 1997 compared to $0.1 million for the quarter ended February 28, 1996, an increase of $0.2 million or 143.6%. This increase resulted primarily from the development of enhancements to the Company's visual development tools. Product development expenses in the three-month period ended February 28, 1997 and February 29, 1996, included offsets of $0.1 million and $0.1 million, respectively, as a result of the Company's participation in a federal Technology Reinvestment Program.

         General and Administrative. General and administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff.
General and administrative expenses were $0.6 million for the quarter ended February 28, 1997 compared to $0.4 million for the quarter ended February 28, 1996 an increase of $0.2 million or 61.2%; this increase resulted primarily from the increase in reserves. The Company anticipates general and administrative expenses to increase in the future due to increases in staffing.

         Income Tax Provision. The provision for income taxes was $0.2 for the quarter ended February 28, 1997 compared to $0.1 for the quarter ended February 28, 1996, an increase of $0.1. This increase was attributable to the Company's greater pretax profit level in the three-month period ended February 28, 1997. The Company's effective tax rate of 37% for the quarter ended February 28, 1997 was lower than the effective tax rate of 38% for the quarter ended February 28, 1996, primarily as a result of increased profits in European jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall cash and cash equivalents were $13.6 million at February 28, 1997, which is an increase of approximately $5.2 million from $8.4 million as of November 30, 1996 During the three month period ended February 28, 1997, the Company financed its operations from available working capital. The Company's operating activities provided cash of $0.9 million for the three month period ended

February 29, 1996 and $0.1 million for the three month period ended February 28, 1997. During the three month period ended February 28, 1997, cash flow provided by operating activities reflected a net income and increases in accrued expenses and deferred income which were partially offset by increases in accounts receivable and decreases in income taxes payable.

Cash used in investing activities totaled $14.8 million during the three month period ended February 28, 1997 relating primarily to investment in short-term, investment grade marketable securities with maturities of less than one year.

Cash flow from financing activities totaled $19.9 million for the three month period ended February 28, 1997 relating to the net proceeds from the initial public offering of the Company's common stock partially offset by deferred compensation expense related to certain stock options granted during the years ended November 30, 1995 and 1996.

The Company has a line of credit under a Loan and Security Agreement (the "Loan Agreement") with Signet Bank (the "Bank") for up to $3.0 million. As of February 28, 1997, there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. In addition, the Company obtained the Bank's consent in connection with the acquisition of Krystal Ingenierie S.A.

The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings.


ITEM 2.          CHANGE IN SECURITIES.

                 Upon consummation of the Company's initial public offering in January 1997, all shares of the Company's Series A Convertible Preferred Stock held by Alcatel, N.V., a subsidiary of Alcatel Alsthom Compagnie Generale d'Electricite S.A., automatically converted into shares of the Company's Common Stock.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      The following exhibits are filed herewith:

Exhibit
Number           Exhibit Title
------           -------------
3.1*             Articles of Incorporation

3.2*             By-laws

11               Statement regarding computation of per share earnings

27               Financial Data Schedule


-------------------------------

* Incorporated by reference to exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 333-17063), originally filed with the Securities and Exchange Commission on November 27, 1996.


                 (b)      Reports on Form 8-K

                 On March 19, 1997, the Company filed a report on Form 8-K regarding the acquisition of Krystal Ingenierie S.A., a corporation organized under the laws of the Republic of France ("Krystal"), whereby the Company agreed to: (1) exchange for an aggregate of 48,064 shares of the Company's Common stock, par value $.01 per share (the "Common Stock"), 2,500 shares of Krystal held by Alain Kuhner, representing all of the issued and outstanding capital stock of Krystal; and (2) exchange for an aggregate of 45,686 additional shares of the Company's Common Stock, certain indebtedness of Krystal owed to Kuhner in the aggregate amount of FF 3,914,331.36.

SIGNATURE

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:           April 14, 1997            TEMPLATE SOFTWARE, INC.



                                             By:     /s/ Kimberly E. Osgood
                                                ---------------------------
                                                Kimberly E. Osgood
                                                Chief Financial Officer and
                                                Chief Accounting Officer