Form 10-Q
period 1997-05-31
TEMPLATE SOFTWARE INC
filed 1997-07-15
CIK 1024752

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended May 31, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _____ to _____

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

                 YES [X]                               NO
                     ---                                  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
     Class of Common Stock                          June 30, 1997
     ---------------------                          --------------
     Common Stock, $.01 par value per share           4,434,133

                            TEMPLATE SOFTWARE, INC.
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                Page
------------------------------                                ----
Item 1. Financial Statements

        Consolidated Balance Sheets                            3

        Consolidated Statements of Operations                  4

        Consolidated Statements of Cash Flows                  5

        Notes to Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations          7

PART II - OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders    10

Item 6. Exhibits and Reports on Form 8-K                       11

        Signatures                                             12
        ----------

Exhibit Index

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as
---------------
amended (the "Exchange Act"), which are intended to be covered by the safe
              ------------
harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I
                             FINANCIAL INFORMATION
                             ---------------------

Item 1  Financial Statements.

                    Template Software, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                         May 31, 1997    November 30, 1996
                                                                             (audited)
                                                        -----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $12,318          $ 8,397
  Marketable securities                                         14,684                -
  Accounts receivable, net                                       4,805            2,887
  Other current assets                                             765              878
                                                        -----------------------------------
    Total current assets                                        32,572           12,162
Property and equipment, net                                      1,183              924
Software development costs, net                                  1,096              718
Goodwill and other assets                                        2,247              181
                                                        -----------------------------------
      Total assets                                             $37,098          $13,985
                                                        ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $ 1,984          $ 1,975
  Current portion of long-term debt                                144              142
  Income taxes payable                                             398              567
  Deferred income                                                  731              469
                                                        -----------------------------------
    Total current liabilities                                    3,257            3,153
                                                        -----------------------------------
Long-term liabilities:
  Long-term debt, net of current portion                           964              357
  Other long-term liabilities                                      482              432
                                                        -----------------------------------
    Total liabilities                                            4,703            3,942
                                                        -----------------------------------

Shareholders' equity:
Series A Convertible Preferred Stock, $0.01 par value                -                5
Common Stock, $0.01 par value                                       43               22
Additional paid-in capital                                      30,405            9,110
Foreign currency translation                                        53                -
Retained earnings                                                1,894              906
                                                        -----------------------------------
    Total shareholders' equity                                  32,395           10,043
                                                        -----------------------------------
      Total liabilities and shareholders' equity               $37,098          $13,985
                                                        ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                    Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                 (amounts in thousands, except per share data)
                                  (Unaudited)



                                           For the Three                  For the Six Months
                                         Months Ended May 31,                Ended May 31,
                                     ----------------------------    -----------------------------
                                       1997             1996            1997            1996
                                     ----------------------------    -----------------------------
Revenues:
  Products                               $1,236          $  346          $2,725           $  857
  Services                                3,339           2,867           5,804            4,867
                                     ----------------------------    -----------------------------
    Total Revenues                        4,575           3,213           8,529            5,724
                                     ----------------------------    -----------------------------
Cost of revenues:
  Products                                  181             227             363              387
  Services                                1,698           1,533           3,165            2,623
                                     ----------------------------    -----------------------------
    Total cost of revenues                1,879           1,760           3,528            3,010
                                     ----------------------------    -----------------------------
Gross profit                              2,696           1,453           5,001            2,714
                                     ----------------------------    -----------------------------

Operating expenses:
  Selling and marketing                   1,289             581           2,113            1,051
  Product development                       310             229             636              362
  General and administrative                504             403           1,137              796
                                     ----------------------------    -----------------------------
    Total operating expenses              2,103           1,213           3,886            2,209
                                     ----------------------------    -----------------------------
Income from operations                      593             240           1,115              505
  Interest expense                          (16)            (10)            (29)             (22)
  Other income                              344               5             481                5
                                     ----------------------------    -----------------------------
Net income before income taxes              921             235           1,567              488
Income tax provision                        341              90             580              187
                                     ----------------------------    -----------------------------
Net income                               $  580          $  145          $  987           $  301
                                     ============================    =============================
  Earnings per common share
  and common share equivalents           $ 0.10          $ 0.03          $ 0.18           $ 0.06
                                     ============================    =============================
  Weighted average number of
  common share and common
  equivalents outstanding             6,001,290       4,659,000       5,487,222        4,659,000
                                     ============================    =============================

The accompanying notes are an integral part of these consolidated financial statements.

                    Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Amounts in Thousands)
                                  (Unaudited)

                                                               For the Six Months Ended May 31,
                                                            -------------------------------------
                                                                  1997              1996
                                                            -------------------------------------

Cash flows provided (used) by operating activities                   (702)               805
                                                            -------------------------------------

Cash flows from investing activities:
  Purchase of marketable securities                               (14,520)                 -
  Capital expenditures                                               (378)               (74)
  Capitalization of software development costs                       (505)              (241)
  Acquisition costs for acquired company                              (63)                 -
                                                            -------------------------------------
    Net cash used in investing activities                         (15,466)              (315)
                                                            -------------------------------------

Cash flows from financing activities:
    Payments on revolving credit facility, net                          -               (161)
    Payments on note payable                                          (44)               (68)
    Payments on capital lease obligations                             (24)                 -
    Proceeds from issuance of capital stock, net of
    issuance costs                                                 20,105                  -
                                                            -------------------------------------

    Net cash provided by (used in) financing activities            20,037               (229)
                                                            -------------------------------------
Effect of exchange rate changes on cash and cash
equivalents                                                            52                  -
                                                            -------------------------------------
Net increase in cash and cash equivalents                           3,921                261
Cash and cash equivalent, beginning of period                       8,397                 63
                                                            -------------------------------------
Cash and cash equivalents, end of  period                         $12,318               $324
                                                            =====================================

Noncash investing and financing activities:
  Retirement of treasury stock:
    Class A Common Stock                                               $-                 $9
    Preferred Stock                                                    $-                $36
  Conversion of 500,000 shares Series A
  Convertible Preferred Stock to 500,000 shares of
  Common Stock                                                         $5                 $-


  Common Stock issued in connection with acquisition             $  1,207                 $-


The accompanying notes are an integral part of these consolidated financial statements.

                            TEMPLATE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1997

Note A -- Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of May 31, 1997, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement of Form S-1 (File No. 333-17063). The results of operations for the six months ended May 31, 1997 are not necessarily indicative of the operating results to be expected for the full year. Earnings per common share and common share equivalents are presented on the face of the Statement of Operations and represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

Note B - Acquisitions

Krystal Ingenierie S.A.

     On March 4, 1997, the Company consummated its acquisition of all of the issued and outstanding capital stock of Krystal Ingenierie S.A. ("Krystal"), a
                                                                  -------
corporation organized under the laws of the Republic of France. The Krystal acquisition was consummated pursuant to a Stock Purchase Agreement dated as of February 19, 1997, with Alain Kuhner ("Kuhner"), whereby the Company agreed to:
                                       ------
(1) exchange for an aggregate of 48,064 shares of the Company's common stock (the "Common Stock"), 2,500 shares of Krystal held by Kuhner, representing all
      ------------
of the issued and outstanding capital stock of Krystal; and (2) exchange for an aggregate of 45,686 additional shares of the Company's Common Stock, certain indebtedness of Krystal owed to Kuhner in the aggregate amount of approximately FF 3,914,000. Concurrently with the closing of the Krystal acquisition, Krystal's name was formally changed to Template Software S.A. The acquisition is expected to be accounted for as a purchase.

milestone software GmbH and milestone software G.m.b.H.

     On June 27, 1997, the Company acquired all of the issued and outstanding equity interests of milestone software GmbH, a German limited liability company ("Milestone"), which owns 34% of the issued and outstanding equity interests
  ---------
of milestone software, G.m.b.H., an Austrian corporation ("Milestone-Austria"),
                                                           -----------------
from Milestone's three owners, Klaus Dieter Jansen ("Jansen"), Heinz-Dieter
                                                     ------
Dietrich ("Dietrich") and NeSBIC III, C.V., for an aggregate cash purchase price
           --------
of DM 12,000,000. An additional 10% interest of Milestone-Austria was acquired from Dietrich and Jansen in exchange for 90,000 shares of the Company's Common Stock. The acquisition is expected to be accounted for as a purchase and the Company intends to change Milestone's name to Template Software GmbH in 1998.

     In addition to the total consideration paid in connection with the acquisition of Milestone, the Company provided Dietrich and Jansen, who each entered into employment agreements with Milestone, with eligibility to earn in the aggregate approximately 78,000 shares of the Company's Common Stock upon Milestone's attainment of certain future profit objectives over the next 17 months.

Note C - New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS
                                                               --------
123 allows companies which grant stock options a choice to either continue the current accounting treatment under Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or adopt a new set of
                                                 ------
fair value accounting rules for recognizing compensation expense related to stock awards. Companies continuing under APB 25 must measure option values and disclose the pro forma effects that the new fair value accounting would have on earnings, if recorded. The Company has determined that it will continue the current accounting treatment under APB 25 and will provide pro forma disclosures as of November 30, 1997 for the effect the new fair value accounting rule would have on earnings, if adopted.

     The Financial Accounting Standards Board has also issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which
                                                               --------
specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Revenue. Total Revenue was $4.6 million for the quarter ended May 31, 1997 compared to $3.2 million for the quarter ended May 31, 1996, an increase of $1.4 million or 42.4%. Total Revenue for the six month period ended May 31, 1997 was $8.5 million compared to $5.7 million for the six month period ended May 31, 1996, an increase of $2.8 million or 49.0%. This growth resulted principally from volume increases in sales of both software-related services and software licenses due to the Company's shift in emphasis toward selling complete solutions.

     Product Revenue was $1.2 million for the quarter ended May 31, 1997 compared to $0.3 million for the quarter ended May 31, 1996, an increase of $0.9 million or 257.2%. For the six month period ended May 31, 1997, Product Revenue was $2.7 million compared to $0.9 million for the six month period ended May 31, 1996, an increase of $1.8 million or 218.0%. This increase was primarily attributable to the sale of development and deployment licenses associated with new contract engagements as well as an increase in order size. Services Revenue was $3.3 million for the quarter ended May 31, 1997 compared to $2.9 million for the quarter ended May 31, 1996, and increase of $0.5 million or 16.5%. Services Revenue was $5.8 million for the six month period ended May 31, 1997, compared to $4.9 million for the six month period ended May 31, 1996, an increase of $0.9 million or 19.3%. This increase for both the three month period and the six month period was primarily attributable to the implementation of larger scale client engagements for complete solutions. Contracts for complete solutions obtained by the Company through its direct sales force typically contain a larger service component than those obtained through the Company's distributors, value added resellers and systems integrators, as the Company is engaged to develop a customized solution in addition to providing software products.

     Cost of Revenue. Total cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $1.9 million for the quarter ended May 31, 1997 compared to $1.8 million for the quarter ended May 31, 1996, an increase of $0.1 million or 6.8%. Total cost of revenue was $3.5 million for the six month period ended May 31, 1997 compared to $3.0 million for the six month period ended May 31, 1996, an increase of $0.5 million or 17.2%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 41.1% of total revenue for the quarter ended May 31, 1997 compared to 54.8% of total revenue for the quarter ended May 31, 1996. For the six month period ended May 31, 1997, total cost of revenue decreased to 41.4% of total revenue compared to 52.6% for the comparable period last year. This percentage decrease was primarily attributable to the Company's increase in product revenue with its related higher gross margin.

     Cost of Product Revenue was $0.2 million for the quarter ended May 31, 1997 unchanged from $0.2 million for the quarter ended May 31, 1996. Cost of Product Revenue was $0.4 million for the six months ended May 31, 1997 unchanged from the same period last year. The cost of Product Revenue for the three and six month periods ending May 31, 1997 decreased as a percentage of Product Revenue due to significant increases in product order size while labor costs have remained relatively constant. Cost of Services Revenue was $1.7 million for the quarter ended May 31, 1997 compared to $1.5 million for the quarter ended May 31, 1996, an increase of $0.2 million or 10.8%. Cost of Services Revenue was $3.2 million for the six month period ended May 31, 1997, compared to $2.6 million for the six month period ended May 31, 1996, an increase of $0.6 million or 20.7%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and marketing expenses were $1.3 million for the quarter ended May 31, 1997 compared to $0.6 million for the quarter ended May 31, 1996, an increase of $0.7 million or 121.9%. Selling and marketing expenses were $2.1 million for the six month period ended May 31, 1997, compared to $1.1 million for the six month period ended May 31, 1996, an increase of $1.0 million or 101.0%. This increase resulted primarily from the Company's strategic shift toward direct sales and expenditures related to expanding market awareness of the Company's products and services. The Company anticipates that selling and marketing expenses will increase in the near future due to the shift in sales and marketing strategy.

     Product Development. Product development expenses were $0.3 million for the quarter ended May 31, 1997 compared to $0.2 million for the quarter ended May 31, 1996, an increase of $0.1 million or 35.4%. Product development expenses were $0.6 million for the six month period ended May 31, 1997, compared to $0.4 million for the six month period ended May 31, 1996, an increase of $0.2 million or 75.7%. This increase resulted primarily from the development of enhancements to the Company's visual development tools and Release 8.0 of the Company's Foundation Template. Product development expenses in the three-month period ended May 31, 1997 and May 31, 1996, and the six month periods ended May 31, 1997 and May 31, 1996, included offsets of $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, as a result of the Company's participation in a Federal Technology Reinvestment Program. This program is expected to end in the third quarter of 1997.

     General and Administrative. General and administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and administrative expenses were $0.5 million for the quarter ended May 31, 1997 compared to $0.4 million for the quarter ended May 31, 1996 an increase of $0.1 million or 25.1%. This increase is primarily attributable to an increase in administrative staff and the initiation of goodwill amortization for Krystal, the French subsidiary acquired in March 1997. General and administrative expenses were $1.1 million for the six month period ended May 31, 1997, compared to $0.8 million for the six month period ended May 31, 1996, an increase of $0.3 million or 42.8%. The Company anticipates general and administrative expenses to increase in the future due to increases in staffing and the use of outside legal and accounting professionals.

     Income Tax Provision. The provision for income taxes was $0.3 for the quarter ended May 31, 1997 compared to $0.1 for the quarter ended May 31, 1996, an increase of $0.2. The provision for income taxes for the six months ended May 31, 1997 was $0.6 million compared to $0.2 million in the comparable period last year. This increase was attributable to the Company's greater pretax profit level in the three-month and six month period ended May 31, 1997. The Company's effective tax rate of 37% for the quarter ended May 31, 1997 was lower than the effective tax rate of 38% for the quarter ended May 31, 1996, primarily as a result of increased profits in European jurisdictions with lower tax rates.

Liquidity and Capital Resources

     The Company's overall cash and cash equivalents were $12.8 million at May 31, 1997, which is an increase of approximately $3.9 million from $8.4 million as of November 30, 1996. During the three month period ended May 31, 1997, the Company financed its operations from available working capital. The Company's operating activities provided cash of $0.9 million for the six month period ended May 31, 1996 and used $0.7 million for the six month period ended May 31, 1997. During the six month period ended May 31, 1997, cash flow used by operating activities reflected an increase in accounts receivable and decreases in accounts payable, accrued expenses and income taxes payable which were partially offset by the net income and an increase in deferred income.

     Cash used in investing activities totaled $15.5 million during the six month period ended May 31, 1997 relating primarily to investment in short-term, investment grade marketable securities with maturities of less than one year.

     Cash flow provided from financing activities totaled $20.0 million for the six month period ended May 31, 1997 relating to the net proceeds from the initial public offering of the Company's Common Stock.

     The Company has a line of credit under a Loan and Security Agreement (the "Loan Agreement") with Signet Bank (the "Bank") in the aggregate principal
---------------
amount of $3.0 million. As of May 31, 1997, there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. In addition, the Company obtained the Bank's consent in connection with the acquisition of Milestone and Krystal.

     The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. There are no assurances that such sources of financing will be available to the Company and if they are, that they will be sufficient to meet the Company's liquidity needs at such time.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 28, 1997, the Company held its annual shareholder's meeting (the "Annual Meeting"). The business of the Annual Meeting was the election of Class
---------------
I directors to the Company's Board of Directors and the selection of the Company's independent auditors for fiscal year 1997. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions, as applicable, as to the foregoing matters.

     1. The balloting for the election of Class I Directors of the Company resulted as follows:

            a.  Joseph M. Fox:

            For:  2,469,426; Abstain: 2,600

            Alan B. Salisbury

            For: 2,469,426; Abstain: 2,600

     II. The proposal submitted to the shareholders to approve and ratify the selection of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending November 30, 1997 was adopted by the following vote:

            For: 2,467,926; Against: 4,000; Abstain: 100

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The following exhibits are filed herewith:

          Exhibit
          Number        Exhibit Title
          ------        -------------

          3.1*          Articles of Incorporation

          3.2*          By-laws

          10.1          Consulting Agreement between the Company and WinStar
                        Telecommunications, Inc., dated as of December 17, 1996.

          10.2          License Agreement between the Company and WinStar
                        Telecommunications, Inc., dated as of February 28, 1997, as amended by Amendment One to License Agreement, dated as of February 28, 1997.

          10.3          Sales and Purchase Agreement between Template Software
                        (UK) Limited and British American Financial Services IT
                        & Group Services Limited, dated May 27, 1997.

          11            Statement regarding computation of per share earnings

          27            Financial Data Schedule

---------------
* Incorporated by reference to exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 333-17063), originally filed with the Securities and Exchange Commission on November 27, 1996.

          (b)  Reports on Form 8-K

     On July 14, 1997, the Company filed a report on Form 8-K regarding the acquisition of all of the issued and outstanding equity interests of Milestone, which owns 34% of the issued and outstanding equity interests of Milestone-Austria, from Milestone's three owners, Jansen, Dietrich and NeSBIC III, C.V., for an aggregate cash purchase price of DM 12,000,000. An additional 10% interest of Milestone-Austria was acquired from Dietrich and Jansen in exchange for 90,000 shares of the Company's Common Stock.

     The foregoing information is qualified in its entirety by reference to the complete text of the Form 8-K filed on July 14, 1997.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    July 15, 1997         TEMPLATE SOFTWARE, INC.



                                By: /s/ Kimberly E. Osgood
                                    ------------------------
                                    Kimberly E. Osgood
                                    Chief Financial Officer and
                                    Chief Accounting Officer