Form 10-Q
period 1997-08-31
TEMPLATE SOFTWARE INC
filed 1997-10-15
CIK 1024752

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended August 31, 1997

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

                        YES  X            NO
                            ---              ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
  Class of Common Stock                       August 31, 1997
  ---------------------                       ----------------
  Common Stock, $.01 par value per share      4,602,383

                            TEMPLATE SOFTWARE, INC.
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

Item 1. Financial Statements

        Consolidated Balance Sheets                                         3

        Consolidated Statements of Operations                               4

        Consolidated Statements of Cash Flows                               5

        Notes to the Consolidated Statements                                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.                                          8

PART II - OTHER INFORMATION
---------------------------

ITEM 2. Changes in Securities.                                             10

ITEM 6. Exhibits and Reports on Form 8-K.                                  11

        Signatures                                                         12
        ----------

Exhibit Index                                                              13


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

                                     PART I
                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS.

                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                             AUGUST 31, 1997   NOVEMBER 30, 1996
                                                                                   (AUDITED)
                                                            -------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 9,307                 $ 8,397
  Marketable securities                                             8,299                       -
  Accounts receivable, net                                          7,479                   2,887
  Other current assets                                                910                     878
                                                            -------------------------------------
    Total current assets                                           25,995                  12,162
Property and equipment, net                                         2,043                     924
Software development costs, net                                     1,372                     718
Goodwill and other assets                                          13,257                     181
                                                            -------------------------------------
      Total assets                                                $42,667                 $13,985
                                                            =====================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $  3,941                  $1,975
  Current portion of long-term debt                                   195                     142
  Income taxes payable                                                352                     567
  Deferred income                                                   1,309                     469
                                                            -------------------------------------
    Total current liabilities                                       5,797                   3,153
                                                            -------------------------------------
Long-term liabilities:
  Long-term debt, net of current portion                              890                     357
  Other long-term liabilities                                         567                     432
                                                            -------------------------------------
    Total liabilities                                               7,254                   3,942
                                                            -------------------------------------
Shareholders' equity:
Series A Convertible Preferred Stock, $0.01 par value                   -                       5
Common Stock, $0.01 par value                                          46                      22
Additional paid-in capital                                         32,946                   9,110
Foreign currency translation                                          (10)                      -
Retained earnings                                                   2,431                     906
                                                            -------------------------------------
    Total shareholders' equity                                     35,413                  10,043
                                                            -------------------------------------
      Total liabilities and shareholders' equity                  $42,667                 $13,985
                                                            =====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                 FOR THE  THREE                 FOR THE NINE MONTHS
                                             MONTHS ENDED AUGUST 31,              ENDED AUGUST 31,
                                          ------------------------------    -------------------------
                                                1997           1996              1997          1996
                                          ------------------------------    -------------------------
Revenues:
  Products                                    $1,929          $  189           $ 4,654         $1,046
  Services                                     5,579           3,704            11,383          8,571
    Total Revenues                             7,508           3,893            16,037          9,617
                                          ------------------------------    -------------------------
Cost of revenues:
  Products                                       657             214             1,020            601
  Services                                     3,177           1,816             6,342          4,439
                                          ------------------------------    -------------------------
    Total cost of revenues                     3,834           2,030             7,362          5,040
                                          ------------------------------    -------------------------
Gross profit                                   3,674           1,863             8,675          4,577
                                         -------------------------------    -------------------------
Operating expenses:
  Selling and marketing                        1,800             543             3,913          1,594
  Product development                            310             287               946            649
  General and administrative                     851             341             1,988          1,137
                                         -------------------------------    -------------------------
    Total operating expenses                   2,961           1,171             6,847          3,380
                                         -------------------------------    -------------------------
Income from operations                           713             692             1,828          1,197
  Interest expense                               (33)            (11)              (62)           (33)
  Other income                                   205               6               686             11
                                         -------------------------------    -------------------------
Net income before income taxes                   885             687             2,452          1,175
Income tax provision                             347             262               927            449
                                         -------------------------------    -------------------------
Net income                                    $  538          $  425           $ 1,525         $  726
                                         ===============================    =========================
 Earnings per common share and common
 share equivalents                             $0.09           $0.09             $0.26          $0.16
                                         ===============================    =========================
 Weighted average number of common share
 and common equivalents outstanding        6,238,798       4,651,702         5,790,609      4,656,558
                                         ===============================    =========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                           FOR THE NINE MONTHS ENDED AUGUST 31,
                                                                                          --------------------------------------
                                                                                                 1997              1996
                                                                                          --------------------------------------
Cash flows provided by (used in) by operating activities                                      $ (3,387)           $1,457
                                                                                          --------------------------------------

Cash flows from investing activities:
  Net purchases of marketable securities                                                        (8,276)                -
  Capital expenditures                                                                            (690)             (112)
  Capitalization of software development costs                                                    (844)             (260)
  Acquisition of new businesses, net of cash acquired                                           (7,331) `              -
                                                                                          --------------------------------------
    Net cash used in investing activities                                                      (17,141)             (372)
                                                                                          --------------------------------------
Cash flows from financing activities:
  Payments on revolving credit facility, net                                                        38              (161)
  Payments on note payable                                                                        (105)              (92)
  Payments on capital lease obligations                                                            (37)                -
  Proceeds from issuance of capital stock, net of issuance costs                                21,552                28
                                                                                          --------------------------------------
    Net cash provided by (used in) financing activities                                         21,448              (225)
                                                                                          --------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                       (10)                -
                                                                                          --------------------------------------
Net increase in cash and cash equivalents                                                          910               860
Cash and cash equivalent, beginning of period                                                    8,397                63
                                                                                          --------------------------------------
Cash and cash equivalents, end of period                                                         9,307               923
Marketable securities, end of period                                                             8,299                 0
                                                                                          --------------------------------------
Cash, cash equivalents and marketable securities, end of period                               $ 17,606            $  923
                                                                                          ======================================
Noncash investing and financing activities:
  Retirement of treasury stock:
    Cash A Common Stock                                                                       $      -            $   14
    Preferred Stock                                                                           $      -            $   54
  Conversion of 500,000 shares Series A Convertible Preferred
  Stock to 500,000 shares of Common Stock                                                     $      5            $    -
  Common Stock issued in connection with acquisition                                          $  1,207            $    -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            TEMPLATE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

Note A -- Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of August 31, 1997, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the nine months ended August 31, 1997 are not necessarily indicative of the operating results to be expected for the full year. Earnings per common share and common share equivalents are presented on the face of the Statement of Operations and represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

NOTE B - ACQUISITIONS

KRYSTAL INGENIERIE S.A.

     On March 4, 1997, the Company consummated its acquisition of all of the issued and outstanding capital stock of Krystal Ingenierie S.A. ("Krystal"), a
                                                                  -------
corporation organized under the laws of the Republic of France. The Krystal acquisition was consummated pursuant to a Stock Purchase Agreement dated as of February 19, 1997, with Alain Kuhner ("Kuhner"), whereby the Company agreed to :
                                       ------
(1) exchange an aggregate of 48,064 shares of the Company's common stock (the "Common Stock") for 2,500 shares of Krystal held by Kuhner, representing all of
-------------
the issued and outstanding capital stock of Krystal; and (2) exchange an aggregate of 45,686 additional shares of the Company's Common Stock for certain indebtedness of Krystal owed to Kuhner in the aggregate amount of FF 3,914,331. ($677,179 at March 4, 1997). Concurrently with the closing of the Krystal acquisition, Krystal's name was formally changed to Template Software S.A. The acquisition was accounted for as a purchase which totaled $1,207,031 excluding $1,045,067 of assumed liabilities. The excess of the purchase price over the fair value of the net tangible assets acquired of $2,043,451 was allocated to goodwill and will be amortized over its estimated useful life of 10 years.

MILESTONE SOFTWARE GmbH AND MILESTONE SOFTWARE G.m.b.H.

     On June 27, 1997, the Company acquired all of the issued and outstanding equity interests of milestone software GmbH, a German limited liability company ("Milestone"), which included 34% of the issued and outstanding equity interests
  ---------
of milestone software, G.m.b.H., an Austrian corporation ("Milestone-Austria"),
                                                           -----------------
from Milestone's three owners, Klaus Dieter Jansen ("Jansen"), Heinz-Dieter
                                                     ------
Dietrich ("Dietrich") and NeSBIC III, C.V., for an aggregate cash purchase price
           --------
of DM 12,000,000 ($6,970,800 at June 27, 1997).  An additional 10% interest of
Milestone-Austria was acquired from Dietrich and Jansen in exchange for 90,000 shares of the Company's Common Stock. The acquisition which totaled $8,564,236 excluding $4,152,868 of assumed liabilities was accounted for as a purchase.
The excess of the purchase price over the fair value of the net tangible assets acquired of $10,377,843 was allocated to goodwill and is expected to be amortized over its estimated useful life of 15 years. The final allocation of the purchase price is subject to the completion of management's due diligence, however, that allocation is not expected to differ materially from the initial allocation.

     The acquisition agreement also provides for the Company to issue additional shares of Common Stock with a market value of $1,014,000 to Dietrich and Jansen at various dates if certain profit objectives are attained over the 17 month period commencing July 1, 1997. If the profit objectives are attained, the number of shares that will be issued will be based upon the lowest closing market price per share on the five days surrounding the issue dates.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS
                                                               --------
123 allows companies which grant stock options to choose to either continue the current accounting treatment under Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or adopt a new set of
                                                 ------
fair value accounting rules for recognizing compensation expense related to stock awards. Companies continuing under APB 25 must measure option values and disclose the pro forma effects that the new fair value accounting would have on earnings, if recorded. The Company has determined that it will continue the current accounting treatment under APB 25 and will provide pro forma disclosures as of November 30, 1997 for the effect the new fair value accounting rule would have on earnings, if adopted.

     The Financial Accounting Standards Board has also issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which
                                                               --------
specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 is effective for financial statements for
                     ---
periods ending after December 15, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on the financial statements. Had FAS 128 been effective for the third quarter of 1997, basic EPS would have been $0.12 and $0.39, respectively, for the three and nine months ended August 31, 1997. Diluted EPS would have been $0.09 and $0.26, respectively, for the three and nine months ended August 31, 1997.

NOTE D - INCOME TAXES

     The Company's effective tax rate of 39% for the quarter ended August 31, 1997 was higher than the effective tax rate of 38% for the quarter ended August 31, 1996, primarily as a result of a German tax rate that was higher than the effective tax rate of the Company prior to the German acquisition. It is anticipated that the effective tax rate will increase in the near term as a result of the acquisition of Milestone.

     The Company's recognized a tax benefit of approximately $1,017,000 from disqualifying dispositions of stock options for the nine months ended August 31, 1997. The benefit is the difference between the market value of the stock issued at the time of exercise and the option price tax effected at the Company's effective tax rate. This benefit was first applied to federal and state income taxes payable with the remainder recorded as a deferred tax asset. In accordance with APB 25, the tax benefit is credited directly to additional paid in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

Results of Operations

     Revenue. Total Revenue was $7.5 million for the quarter ended August 31, 1997 compared to $3.9 million for the quarter ended August 31, 1996, an increase of $3.6 million or 92.9%. Total Revenue for the nine month period ended August 31, 1997 was $16.0 million compared to $9.6 million for the nine month period ended August 31, 1996, an increase of $6.4 million or 66.8%. This growth resulted principally from volume increases in sales of both software-related services and software licenses due to the Company's shift in emphasis toward selling complete solutions and additional revenue realized from the consolidation of two months of operations of the German entities acquired this quarter.

     Product Revenue was $1.9 million for the quarter ended August 31, 1997 compared to $0.2 million for the quarter ended August 31, 1996, an increase of $1.7 million or 920.6%. For the nine month period ended August 31, 1997, Product Revenue was $4.7 million compared to $1.0 million for the nine month period ended August 31, 1996, an increase of $3.6 million or 344.9%. This increase was primarily attributable to the sale of development and deployment licenses associated with new contract engagements coupled with an increase in order size, as well as additional product revenue resulting from the consolidation of two months of the newly acquired German entities. Services Revenue was $5.6 million for the quarter ended August 31, 1997 compared to $3.7 million for the quarter ended August 31, 1996, an increase of $1.9 million or 50.6%. Services Revenue was $11.4 million for the nine month period ended August 31, 1997, compared to $8.6 million for the nine month period ended August 31, 1996, an increase of $2.8 million or 32.8%. This increase for both the three month period and the nine month period was primarily attributable to the implementation of larger scale client engagements for complete solutions. Contracts for complete solutions obtained by the Company through its direct sales force typically contain a larger service component than those obtained through the Company's distributors, value added resellers and systems integrators, as the Company is engaged to develop a customized solution in addition to providing software products.

     Cost of Revenue. Total Cost of Revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total Cost of Revenue was $3.8 million for the quarter ended August 31, 1997 compared to $2.0 million for the quarter ended August 31, 1996, an increase of $1.8 million or 88.9%. Total Cost of Revenue was $7.4 million for the nine month period ended August 31, 1997 compared to $5.0 million for the nine month period ended August 31, 1996, an increase of $2.3 million or 46.1%. This increase was primarily attributable to additional professional staff hired and or added through acquisition to perform the increased volume of software services. Total Cost of Revenue was 51.1% of total revenue for the quarter ended August 31, 1997 compared to 52.1% of total revenue for the quarter ended August 31, 1996. For the nine month period ended August 31, 1997, total cost of revenue decreased to 45.9% of total revenue compared to 52.4% for the comparable period last year. This percentage decrease was primarily attributable to the Company's increase in product revenue with related higher gross margin.

     Cost of Product Revenue was $0.7 million for the quarter ended August 31, 1997 compared to $0.2 million for the quarter ended August 31, 1996, an increase of $0.4 million or 207%. Cost of Product Revenue was $1.0 million for the nine months ended August 31, 1997 compared to $0.6 million for the same period last year, an increase of $0.4 million or 69.7%. The Cost of Product Revenue increased in the quarter ended August 31, 1997 due to the consolidation of the Cost of Product Revenue from the newly acquired German operation where the cost of product revenue consisted primarily of royalties to third party software vendors which are higher than the Company's cost of its products. Cost of Services Revenue was $3.2 million for the quarter ended August 31, 1997 compared to $1.8 million for the quarter ended August 31, 1996, an increase of $1.4 million or 74.9%. Cost of Services Revenue was $6.3 million for the nine month period ended August 31, 1997, compared to $4.4 million for the nine month period ended August 31, 1996, an increase of $1.9 million or 42.9%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce Cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and marketing expenses were $1.8 million for the quarter ended August 31, 1997 compared to $0.5 million for the quarter ended August 31, 1996, an increase of $1.3 million or 231.5%. Selling and marketing expenses were $3.9 million for the nine month period ended August 31, 1997, compared to $1.6 million for the nine month period ended August 31, 1996, an increase of $2.3 million or 145.5%. This increase resulted primarily from the Company's strategic shift toward direct sales, expenditures related to expanding market awareness of the Company's products and services, expenditures related to market research relating to potential new industry templates and the consolidation of two months sales and marketing expenditures of the newly acquired German entity. The Company anticipates that selling and marketing expenses will increase in the near future due to the shift in sales and marketing strategy.

     Product Development. Product development expenses were $0.3 million for the quarter ended August 31, 1997 unchanged from the quarter ended August 31, 1996. Product development expenses were $0.9 million for the nine month period ended August 31, 1997, compared to $0.6 million for the nine month period ended August 31, 1996, an increase of $0.3 million or 45.8%. This increase resulted primarily from the development of enhancements to the Company's visual development tools and Release 8.0 of the Company's Foundation Template. Product development expenses in the three-month period ended August 31, 1997 and August 31, 1996, and the nine month periods ended August 31, 1997 and August 31, 1996, included offsets of $0.05 million, $0.1 million, $0.3 million and $0.3 million, respectively, as a result of the Company's participation in a Federal Technology Reinvestment Program. The offsets generated by this program ended in the third quarter of 1997.

     General and Administrative. General and administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and administrative expenses were $0.9 million for the quarter ended August 31, 1997 compared to $0.3 million for the quarter ended August 31, 1996 an increase of $0.5 million or 149.6%. General and administrative expenses were $2.0 million for the nine month period ended August 31, 1997, compared to $1.1 million for the nine month period ended August 31, 1996, an increase of $0.9 million or 74.8%. This increase is primarily attributable to an increase in corporate administrative staff and the goodwill amortization for Krystal, the French subsidiary acquired in March 1997 and Milestone, the German subsidiary acquired in June 1997.

     Income Tax Provision. The provision for income taxes was $0.3 for the quarter ended August 31, 1997 unchanged from the quarter ended August 31, 1996. The provision for income taxes for the nine months ended August 31, 1997 was $0.9 million compared to $0.4 million in the comparable period last year. This increase was attributable to the Company's greater pretax profit level in the three-month and nine month period ended August 31, 1997. The Company's effective tax rate of 39% for the quarter ended August 31, 1997 was higher than the effective tax rate of 38% for the quarter ended August 31, 1996, primarily as a result of a German tax rate that was higher than the effective tax rate of the Company prior to the German acquisition. The effective tax rate for the nine months ended August 31, 1997 and August 31, 1996 was 38% due to the blending of the European tax rates. It is anticipated that the effective tax rate will increase in the near term as a result of the newly acquired German operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's overall cash and cash equivalents were $9.3 million at August 31, 1997, which is an increase of approximately $0.9 million from $8.4 million as of November 30, 1996. During the three month period ended August 31, 1997, the Company financed its operations from available working capital. The Company's operating activities used cash of $3.4 million for the nine month period ended August 31, 1997. During the nine month period ended August 31, 1997, cash flow used by operating activities reflected an increase in accounts receivable and deferred income tax assets and decreases in accounts payable and accrued expenses which were partially offset by the net income and an increase in deferred income.

     Cash used in investing activities totaled $17.1 million during the nine month period ended August 31, 1997 relating primarily to investment in short-term, investment grade marketable securities with maturities of less than one year and the cash outlay for the acquisition of the German entity.

     Cash flow provided from financing activities totaled $21.4 million for the nine month period ended August 31, 1997 primarily relating to the net proceeds from the initial public offering of the Company's Common Stock.

     The Company has a line of credit under a Loan and Security Agreement (the "Loan Agreement") with Signet Bank (the "Bank") in the aggregate principal
---------------                          ----
amount of $3.0 million. As of August 31, 1997, there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. In addition, the Company's French subsidiary maintains an unsecured line of credit with Banque Hervet for 500,000FF for overdraft protection at an interest rate of 8.3%. As of August 31, 1997, 231,629FF ($38,000) was outstanding under this line of credit.

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

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities.

Use of Proceeds

     In the Company's Registration Statement on Form S-1 (Registration No. 333-17063) effective January 28, 1997, 1,400,000 shares of Common Stock were registered for the account of the Company and 700,000 shares of Common Stock were registered for the accounts of selling security holders with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,053,371 of other expenses for a total expense of $2,621,371. The net offering proceeds for the account of the Company were $19,778,629. From the effective date of the Registration Statement, through the end date of the period covered by this report, the Company used $7,330,928 to acquire other businesses, $8,276,293 to purchase temporary investments in marketable securities and $4,171,408 remains unused as cash and cash equivalents. There has not been a material change in the use of proceeds described in the Company's prospectus.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The following exhibits are filed herewith:

      Exhibit
      Number    Exhibit Title
      ------    -------------

      3.1*      Articles of Incorporation

      3.2*      By-laws

     11         Statement regarding computation of per share earnings

     27         Financial Data Schedule
______________
* Incorporated by reference to exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 333-17063), originally filed with the Securities and Exchange Commission on November 27, 1996.

  (b)  Reports on Form 8-K

     On July 14, 1997, the Company filed a report on Form 8-K regarding the acquisition of all of the issued and outstanding equity interests of Milestone, which included 34% of the issued and outstanding equity interests of Milestone-Austria, from Milestone's three owners, Jansen, Dietrich and NeSBIC III, C.V., for an aggregate cash purchase price of DM 12,000,000. An additional 10% interest of Milestone-Austria was acquired from Dietrich and Jansen in exchange for 90,000 shares of the Company's Common Stock.

     The foregoing information is qualified in its entirety by reference to the complete text of the Form 8-K filed on July 14, 1997.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    October 15, 1997        TEMPLATE SOFTWARE, INC.



                              By: /s/ Kimberly E. Osgood
                                  ------------------------
                                 Kimberly E. Osgood
                                 Chief Financial Officer and
                                 Chief Accounting Officer