Form 10-K
period 1997-11-30
TEMPLATE SOFTWARE INC
filed 1998-03-02
CIK 1024752

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ____________________

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended November 30, 1997

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

                                 (703) 318-1000
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class        Name of each exchange on which registered
  -------------------        -----------------------------------------
     Common Stock            Nasdaq National Market

Securities Registered Pursuant to Section 12(g) of the Act:

     None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 23, 1998, based on the closing price on that date of $14.875 on the Nasdaq National Market was $47,951,517.*

The number of shares outstanding of the Registrant's Common Stock as of February 23, 1998: 4,950,525.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

 * The aggregate market value of the voting stock held by non-affiliates was estimated by excluding only those shares held by directors, officers and principal shareholders filing schedule 13D and/or 13G.

                            TEMPLATE SOFTWARE, INC.
                            1997 REPORT ON FORM 10-K
                               TABLE OF CONTENTS

PART I                                                                                   4

ITEM 1.  BUSINESS                                                                        4

ITEM 2.  PROPERTIES                                                                     10

ITEM 3.  LEGAL PROCEEDINGS                                                              10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            10

PART II                                                                                 10

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          10

ITEM 6.  SELECTED FINANCIAL DATA                                                        11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                                  12

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                           17

PART III                                                                                17

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                                 17

ITEM 11. EXECUTIVE COMPENSATION                                                         18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                 18

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 18

PART IV                                                                                 18

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K                         18

SIGNATURES                                                                              21



     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In this report, the words "anticipate," "believes," "expects," "intends," "future," and other similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products and market it services, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.  BUSINESS

GENERAL

     Template Software, Inc. (the "Company") was incorporated in Maryland in 1975 and reincorporated in Virginia in 1996. The Company provides enterprise-wide software solutions to organizations that require large-scale, distributed computing systems. To date, substantially all of the Company's revenues have been derived from license fees for use of the Company's products and fees for software-related services, which include software development, training, maintenance, systems integration and systems planning. The Company's products consist of a set of integrated, off-the-shelf packages, called templates which are designed to eliminate low-level programming by providing platform-independent "templates" which can be developed into functioning applications by adding client-specific business process knowledge. The Company believes that its reusable template products, along with its software-related services, allow a mass customization approach to software solution delivery that is superior to the historical alternatives of buying a packaged solution or developing a custom application. The Company's current templates can provide up to 90% of the code necessary for a complete, functioning application.

     The Company's solutions are targeted at large-scale, mission-critical applications, such as securities trading, telecommunications service management, aircraft maintenance scheduling, air traffic control, and network monitoring systems. The Company markets its solutions world-wide through a direct sales force, distributors, value added resellers and systems integrators. In an effort to solidify its presence world-wide, the Company maintains the following wholly-owned subsidiaries: (1) England: Template Software, U.K. Limited and Template Software, Limited; (2) France: Template Software S.A., which the Company acquired on March 4, 1997; (3) Germany: Template Software Holding GmbH ("Template Holding"), Template Software Geschaftsfuhrungs GmbH ("Template Management"), which the Company formed to acquire milestone software GmbH
("Milestone") and (4) Mexico: Template Software de Mexico, S.A. de C.V.   The
Company also owns 44% of milestone software G.m.b.H., an Austrian corporation ("Milestone Austria") and 20% of milestone software AG, a Swiss corporation ("Milestone Switzerland"), which it acquired in connection with its acquisition of Milestone.

PRODUCTS AND SERVICES

     The Company's products consists of a family of templates which the Company uses to build custom, enterprise-wide solutions. The templates are divided into three layers. The first layer is the Foundation Template which consists of SNAP and several optional components (Web Component, Process Monitoring Component and the Graphical Mapping Component). The second layer consists of Process Templates, which include the System Management Template and the Workflow Template. The third layer is comprised of several Business Templates at differing levels of maturity. These templates have been designed to interoperate seamlessly and each includes an integrated suite of visual development tools to enhance the functionality and rapid development of specific business solutions.

Foundation Template.

The basic capability of the Foundation Template is creating complex, scalable, distributed enterprise-wide solutions. The Foundation Template, which is based on an object-oriented fifth generation specification language, is designed to promote large-scale code reuse and provide knowledge-based inferencing and dynamic event handling. The base reusable software in the Foundation Template provides for up to 65%-75% of the code for distributed, multi-process applications, including two and three tier client-server and peer-to-peer applications. The Foundation Template includes built-in components and functionality including dynamic graphical user interfaces, storage capabilities for database and file access, facilities to integrate with class libraries and legacy applications and advanced communications protocols. The Foundation Template also provides interprocess communications that provide dynamic object sharing and updating which enable the reconfiguration or scaling of distributed applications with little or no code changes. To achieve this, the Foundation Template provides a facility called the Shared Information Base ("SIB") which enables interprocess communication among applications running on a single hardware platform or multiple heterogeneous platforms. Because multiple Foundation Template application processes can communicate on a peer-to-peer basis through a shared information base, a developer can easily scale an application up from a single workstation to a dispersed network of multiple workstations.

The following are optional components of the Foundation Template:

WEB COMPONENT. Web Component is an extension to the Foundation Template for creating Web-based, enterprise-wide solutions. Web Template incorporates the Foundation Template's functionality and enables the dynamic generation in real-time of Hypertext Markup Language ("HTML"). As a result, solutions developed with SNAP can be deployed across the Internet and Intranets using Internet protocol with HTML coding. Web Component supports leading web browsers and servers, including those developed by Netscape Communications Corporation and Microsoft Corporation. Web Component also takes advantage of emerging standards such as HTML 3.0 and Java.

PROCESS MONITORING COMPONENT ("PMC"). PMC provides for the management of a highly distributed, multi-process solution from a single location. Failure of processes can be detected remotely and in remotely and in real time. Failure of processes can be detected remotely an in real time. Processes can be restarted remotely. This type of sophisticated capability is essential for the operational deployment of enterprise distributed solutions.

GEOGRAPHIC MAPPING COMPONENT ("GMC"). GMC allows the display of data overlaid on geographic maps. The data overlays are "live" and can be changed in real time. This type of display is essential for enterprise solutions such as fleet monitoring and management.

Process Templates

The Process Templates, formerly referred to as Cross-Industry Templates, consist of the Workflow Template and the System Management Template.

WORKFLOW TEMPLATE ("WFT"). WFT is a template for creating workflow solutions that automate and provide real-time management and control of the functions and tasks involved in a business process, such as claims processing and order fulfillment. WFT incorporates the Foundation Template's functionality and provides the basis for up to 90% of the code for most workflow solutions. WFT is based on a business operations model which enables easy development of a rules-based, process oriented workflow system. WFT provides the versatility to develop workflow solutions that range from departmental systems to production and enterprise-wide systems. WFT includes nine high-level editors which provide the visual tools for workflow business process engineering, analysis and design.

SYSTEM MANAGEMENT TEMPLATE ("SMT"). SMT is a template for creating system management solutions that provide real-time monitoring and control of complex physical processes, such as pipeline management and computer network management. SMT enables solutions that monitor the status of complex systems and gives people in an organization the ability to rapidly change the elements of the system. SMT incorporates the Foundation Template's functionality and provides the basis for up to 90% of the code for most system management solutions. SMT tightly integrates key management and operation services for system management with built-in components for managing and routing commands, monitoring and managing the system management application, filtering and routing system problems and providing and regulating access control. SMT also provides a comprehensive list of class libraries, configuration tools and a base application for system management application development.

Business Templates

          The Company is in the process of adding to its family of templates by developing Business Templates, formerly referred to as Industry-Specific Templates. Business Templates build upon the Foundation Template and Process Templates to create partially completed solutions for specific business problems. The Company has several Business Templates under development. Four of these templates are being used in a limited manner today to support sales of solutions. These Business Templates are supporting sales activities in the following four industry sectors:

     Telecommunications - order handling
     Government - personnel systems
     Manufacturing - factory floor control
     Transportation - automatic vehicle location


Services

     The Company has a comprehensive service organization that is designed to ensure successful mass customization of solutions for its customers. The Company provides its customers with software-related services to specify, design, customize, and deploy the software solutions necessary to meet its customers' business process needs. The Company believes that the availability of its software-related services is a key factor in customer purchasing decisions. The Company's services have been and are expected to continue to be an important source of revenues. The fees for the Company's solutions services are typically fixed in advance of each stage of the delivery process for which the Company has been engaged.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company's products are generally licensed to end users pursuant to a license agreement that restricts the use of the products. In addition, the Company generally enters into confidentiality agreements with its employees and consultants that limit access to and distribution of its proprietary information. The degree and scope of legal protection available for the Company's software products may vary in certain foreign countries.

     The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations.

SEASONALITY

          The operating results of many software and business solutions companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Although the Company has not experienced consistent seasonal fluctuations in operational results to date, the Company believes that it is likely that it will experience relatively higher revenues in the Company's fiscal quarters ending on November 30, and relatively lower revenues in its fiscal quarters ending on February 28, as a result of efforts by its direct sales force to meet fiscal year-end sales quotas, assuming the projects can be completed and the corresponding revenue recognized. To the extent future international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the fiscal quarters ending on August 31 as a result of reduced sales activity in Europe during the summer months.

BACKLOG

          A number of the Company's client projects are performed on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. A portion of net revenues are recognized on the percentage-of-completion method which requires revenues to be recorded over the term of a client contract. Revenues attributable to the sale of software tools are recognized upon shipment and revenues attributable to services are recognized upon completion. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenues. Quarterly revenues and operating results can depend on the significance of client engagements commenced and completed during a quarter, the number of working days in a quarter and employee utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of assignments and general economic conditions. The Company's software products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of distributed computing. As a result, the license and implementation of the Company's software products and business solutions generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. On a typical project, a significant number of personnel are provided by the Company's clients or third parties. While professional staff must be adjusted to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing client projects and participate with the Company's sales force in securing new client assignments. In addition, many of the Company's engagements are, and may be in the future, terminable without client penalty. An unanticipated termination of a major project could require the Company to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned persons or higher severance expenses.

A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing and fulfillment of such orders have caused and are expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Historically, with the exception of the federal government, organizations that provide in excess of 10% of the Company's revenues have changed from year to year. For the fiscal year ended November 30, 1996, each of First Data Resources, Inc., Wellspring Resources and the federal government accounted for more than 10% of the Company's total revenue, representing an aggregate of approximately 67% of total revenue, or 19%, 28% and 20% of total revenue, respectively. For the fiscal year ended November 30, 1997, WinStar Telecommunications, Inc. and the federal government in aggregate accounted for more that 10% of the Company's total revenue, representing an aggregate of approximately 36% of total revenue, or 13% and 23% of total revenue, respectively.

GOVERNMENT CONTRACTS

     The Company has a government business unit comprised of approximately 30 people who provide technical services to government agencies. The principal function of this group is to administer certain classified contracts between the Company and an agency of the federal government. The nature of this work is technical design and software development which the Company has been performing for the federal government since 1977. Approximately 20% and 23% of the Company's total revenues in fiscal years 1996 and 1997, respectively, were derived from contracts with the government. Government contracts, by their terms, generally can be terminated at any time by the government, without cause, for the convenience of the government. If a government contract is so terminated, the Company would be entitled to receive compensation for the services provided or costs incurred at the time of termination and a negotiated amount of the profit on the contract to the date of termination. In addition, all government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could adversely affect the Company or increase its costs of competing for or performing government contracts. Any violation (intentional or otherwise) of these regulations could result in the termination of such government contracts, imposition of fines, and/or debarment from award of additional government contracts. The termination of any of the Company's significant government contracts or the imposition of fines, damages, or suspension from bidding on additional government contracts could have a material adverse effect on the Company.

COMPETITION

     The information technology consulting, software development and business solution markets include a large number of participants, are subject to rapid changes and are highly competitive. These markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. Clients may elect to use their internal information systems resources to satisfy their needs for software development and technical consulting services, rather than using those offered by the Company. In the software development tools market, representative competitors of the Company include, among others, Forte Software, Inc., ViewStar Corporation, ILOG S.A. and SEER Technologies, Inc. In the information technology consulting market, representative competitors of the Company include, among others, Cambridge Technology Partners, Inc. and TCSI Corporation. In the business solutions market, representative competitors of the Company include, among others, Integrated Systems Solutions Corporation (a subsidiary of IBM) and the consulting departments of the "Big Six" accounting firms, among others.

     The Company believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with the Company's products and services, the price at which others offer comparable services and the extent of its competitor's responsiveness to customer needs.

SALES AND MARKETING

     To reach a broad potential customer base, the Company has pursued multiple distribution channels, including a direct sales force, as well as third party relationships with distributors, value added resellers and systems integrators. The Company's direct sales force focuses on large customers and leverages its industry experience to access target organizations within particular vertical markets. These markets are characterized by business areas to which the Company's services and technology are particularly well-suited, and by participants who possess the financial resources and scale of operations necessary to support the engagement of solution providers such as the Company. The Company identifies leading organizations in each industry and seeks to provide an initial solution that builds on one of the Company's reusable software templates. Once an initial project has been successfully completed, the Company seeks to offer additional solutions that automate and enhance other business processes for the client. The Company intends to target additional industries in which its business area experience and advanced software technology expertise can be applied. An important element of the Company's sales and marketing strategy is to expand its relationships with third parties to increase market awareness and acceptance of the Company's software solutions. The relationships with each of these groups generally provide for training and other support necessary to promote the market acceptance of the Company's products.

     The Company has organized worldwide into three major geographic divisions for sales and distribution of its solutions: North America, Europe and Americas/Pacific. Within each geographic division the Company intends to establish industry specific groups to focus on solutions within each targeted area. In 1997, the Company significantly increased its presence in Europe through two acquisitions. These acquisitions have resulted in 126 additional employees, 21 additional direct sales people and over 200 new customer/prospects in Germany, Austria, Switzerland and France. In 1997, the Company expanded its Marketing operation by hiring a Vice-President of Marketing and five additional staff. This added marketing resource will focus on expanding the Company's image and market recognition both with prospective buyers and investors worldwide.

PRODUCT DEVELOPMENT

     The Company believes that its future success will depend in large part on its ability to enhance its current family of software products, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for enterprise-wide, mission-critical distributed applications. The Company's product development organization is responsible for product architecture, core technology and functionality, product testing, visual tool development and expanding the ability of the Company's software templates to operate with the leading hardware platforms, operating systems, relational database management systems and networking and communication protocols. This organization is also responsible for new product development. In fiscal year 1997, product development expenses were $1.3 million. Management expects that, as a result of its product development strategy, internally funded research and development costs may increase significantly in future periods. There can be no assurance that such increased research and development costs will result in the successful introduction of new products.

     The Company attempts to continuously improve its existing products in two ways. In response to market demands, the Company seeks to enhance its current family of software templates through planned releases. At the same time, the Company tries, on an ongoing basis, to expand its existing family of products by periodically introducing new template-based products. This effort to enhance existing products falls into three categories. First, the Company adds new visual development tools to increase the productivity of those using its templates. Second, the Company adds new functionality to its existing templates in the form of reusable code. Third, as new platforms and standards are introduced into the market, the Company ports its templates to new platforms and standards to enhance interoperability. The Company usually retains the right to enhancements of its products. However, the Company generally assigns ownership of the custom software components to its clients.

     In October 1994, the Company, IBM, Honeywell Corporation and ISX, Inc. formed a Consortium (the "Consortium"). The Consortium entered into a collaborative agreement (the "Agreement") with the United States Air Force (the "Air Force"), pursuant to which the Consortium participated in a federally-funded technology reinvestment program ("TRP") to engage in research and development activities on behalf of the Air Force to reduce the effort required to develop new software applications through the development of reusable software components. The term of the Agreement ran through November 30, 1997 and the Company received an aggregate of approximately $2.0 million. See Note 10 of the Notes to Consolidated Financial Statements.

ACQUISITIONS AND ALLIANCES

          In 1997, the Company made two acquisitions to improve its presence in Europe. On February 19, 1997, the Company acquired all of the issued and outstanding capital stock of Krystal Ingenierie S.A. ("Krystal"). Krystal subsequently changed its name to Template Software S.A. The acquisition of Krystal provided the Company with an additional eleven employees in France. On June 27, 1997, the Company acquired all of the issued and outstanding equity interests of Milestone, which included 34% and 20% of the issued and outstanding equity interests of Milestone Austria and Milestone Switzerland, respectively. The Company contemporaneously acquired an additional 10% of Milestone Austria in this same transaction. The Company formed two special purpose subsidiaries in Germany, Template Holding and Template Management, in order to effectuate this acquisition. The acquisition of Milestone provided the Company with an additional 112 employees in Germany. The Company intends to continue its acquisition strategy by focusing on acquisitions that will increase its market presence or accelerate its entry into various market segments.

     The Company constantly seeks strategic relationships with development partners, systems integrators, value added resellers and independent software vendors as a part of its strategy to promote the widespread use of its products and services. The Company has a strategic a relationship with Alcatel Alsthom Compagnie Generale d'Electricite S.A. ("Alcatel"), one of the worlds largest telecommunications, energy and transport systems suppliers. Alcatel employs the Company's products and services in a number of its internal projects and customer engagements. In addition, in October 1997, the Company announced a partnership with Computer Associates International, Inc. to pursue opportunities in the enterprise computing solutions market. The Company believes that these alliance will enhance and increase its market visibility in its industry segments.

EMPLOYEES

     As of November 30, 1997, the Company had a total of 275 full-time employees, of which 204 were technical and technical support personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain efforts to ensure that its software systems and applications are year 2000 compliant. The Company handles these efforts through its internal staff, without significant contributions from outside contractors. The financial impact to the Company has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

FINANCIAL INFORMATION ABOUT INTERNATIONAL OPERATIONS AND EXPORT SALES

     Revenues from foreign subsidiaries and export sales accounted for 15.8% and 49.0% of the Company's total revenues in fiscal years 1996 and 1997, respectively. The Company believes that in order to increase sales opportunities and profitability, it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's software tools and services. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing, and product development facility occupies approximately 50,000 square feet in Dulles, Virginia pursuant to a lease which expires in December 2006. The Company also leases sales and support offices in Georgia, Pennsylvania and Louisiana. It maintains an office in Arlington, Virginia for its government business unit and maintains one international office in each of the United Kingdom, France, Mexico, and Canada and four international offices in Germany. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "TMPL." The Company commenced its initial public offering of Common Stock on January 28, 1997 at a price $16 per share. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                              High      Low
                                                             -------  -------
First Quarter of fiscal year 1997 (from January 29, 1997)    $16.250  $13.625
Second Quarter of fiscal year 1997                           $13.125  $ 7.750
Third Quarter of fiscal year 1997                            $19.125  $11.625
Fourth Quarter of fiscal year 1997                           $14.875  $ 9.750

     As of February 27, 1998, there were 54 stockholders of the Company's common stock, as shown in the records of the Company's transfer agent. The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's bank line of credit currently prohibits the payment of cash dividends.

Use of Proceeds

     In the Company's Registration Statement on Form S-1 (Registration No. 333-17063) effective January 28, 1997, 1,400,000 shares of Common Stock were registered for the account of the Company and 700,000 shares of Common Stock were registered for the accounts of selling security holders with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,068,641 of other expenses for a total expense of $2,636,641. The net offering proceeds for the account of the Company were $19,763,359. From the effective date of the Registration Statement through the end date of the period covered by this report, the Company used $7,356,848 to acquire other businesses and the remainder, $12,406,511, was applied toward the purchase of temporary investments in marketable securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The following selected consolidated financial data of the Company as of November 30, 1996 and 1997 and for each of the three years in the period ended November 30, 1997, have been derived from the Company's consolidated financial statements audited by Coopers & Lybrand L.L.P., independent accountants, included elsewhere herein. The balance sheet data as of November 30, 1993, 1994 and 1995 has been derived from the Company's audited consolidated financial statements not included herein.

                                                                                       Year Ended November 30,
                                                                   --------------------------------------------------------------
                                                                      1993         1994         1995         1996         1997
                                                                   --------------------------------------------------------------
                                                                              (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Products                                                          $    2,781   $    2,893   $    2,386   $    1,918   $    8,539
 Services                                                               3,172        3,420        4,705       11,612       18,371
                                                                   ----------   ----------   ----------   ----------   ----------
  Total revenues                                                        5,953        6,313        7,091       13,530       26,910
                                                                   ----------   ----------   ----------   ----------   ----------
Cost of revenues:
 Products                                                                 990          978          896          783        2,145
 Services                                                               1,883        1,873        2,592        6,246       10,640
                                                                   ----------   ----------   ----------   ----------   ----------
  Total cost of revenues                                                2,873        2,851        3,488        7,029       12,785
                                                                   ----------   ----------   ----------   ----------   ----------
Gross profit:                                                           3,080        3,462        3,603        6,501       14,125
                                                                   ----------   ----------   ----------   ----------   ----------
Operating expenses:
 Selling and marketing                                                  1,904        1,510        1,181        2,362        6,271
 Product development                                                      436          924          272          966        1,315
 General and administrative                                             1,533        1,446        1,479        1,473        3,163
                                                                   ----------   ----------   ----------   ----------   ----------
  Total operating expenses                                              3,873        3,880        2,932        4,801       10,749
                                                                   ----------   ----------   ----------   ----------   ----------
Income (loss) from operations                                            (793)        (418)         671        1,700        3,376
 Interest expense                                                          72           75          108           43           88
 Other income                                                              --           --            1           33          860
                                                                   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes and cumulative effect of change
 in accounting principle                                                 (865)        (493)         564        1,690        4,148

Income tax benefit (provision)                                            378          218         (237)        (645)      (1,768)
                                                                   ----------   ----------   ----------   ----------   ----------
Net income (loss) before cumulative effect of change in accounting       (487)        (275)         327        1,045        2,380
 principle
Cumulative effect of change in accounting principle                       (40)          --           --           --           --
                                                                   ----------   ----------   ----------   ----------   ----------
Net income (loss)                                                  $     (527)  $     (275)  $      327   $    1,045   $    2,380
                                                                   ==========   ==========   ==========   ==========   ==========
Earnings (loss) per common share(1)                                    $(0.17)      $(0.09)       $0.07        $0.23         $.41
                                                                   ==========   ==========   ==========   ==========   ==========
Weighted average number of common shares outstanding                3,173,503    3,186,331    4,655,824    4,643,919    5,818,216
                                                                   ==========   ==========   ==========   ==========   ==========


                                                                                 As of November 30,
                                                                    ------------------------------------------
                                                                       1993    1994    1995    1996     1997
                                                                    ------------------------------------------
                                                                                   (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                                             $   26  $   16  $   63  $ 8,397  $ 2,739
Working capital                                                          415     277     473    9,009   22,704
Total assets                                                           2,898   3,021   3,461   13,985   42,791
Long-term liabilities                                                    829     650     335      790      521
Total shareholders' equity                                               847     572     901   10,043   37,293

___________________
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides enterprise-wide software solutions to organizations that require large-scale, distributed computing systems through its reusable software templates, robust software development environment and its staff of software development professionals. To date, substantially all of the Company's revenues have been derived from license fees for use of the Company's products ("Product Revenue") and fees from software-related services ("Services Revenue"). These services include software development, training, maintenance, systems integration and systems planning, among others.

     The Company provides its software products and business solutions to customers in both domestic and foreign markets under license agreements, service contracts and purchase orders. Fees for solutions, consisting of a combination of software-development services provided by the Company and licenses to use the Company's products, are typically based on staffing requirements and the overall scope and timing of the project as agreed upon with the client. The Company's software templates, tools and reusable solutions are typically licensed separately for development and deployment. Development license fees are primarily based upon the number of developers who will be using the Company's products. Deployment license fees are based upon the number of end-users, or the number and power of computing platforms (servers) that execute the specialized application created with Template technology.

     The Company recognizes revenue from software products when the related license agreement has been executed and the software has been shipped to and accepted by the client. The Company recognizes revenue for software-related services based on the type of contractual arrangement under which the services are performed. In its commercial business, the Company typically contracts on a fixed-price basis, although the Company also provides certain software services on a time-and-material basis, depending on the overall project scope, project risks and client requirements. In its government business, the Company typically contracts on a cost-plus-fixed-fee basis.

     The Company recognizes revenue from fixed-price contracts using the percentage of completion method. Revenue from time-and-material contracts is recognized when the services are performed. The Company recognizes revenue from cost-plus-fixed-fee contracts on the basis of reimbursable contract costs incurred during the period at provisional billing rates, and year-end adjustments for actual costs are shown as under (over) billed costs. Management believes that these cost adjustments are fully allowable under their respective cost-plus contracts and prevailing government regulations.

          The Company acquired Krystal in March 1997 and Milestone in June 1997 in transactions accounted for using the purchase method. The results of operations for these two wholly owned subsidiaries are included beginning on the date of their respective acquisitions. The Company also formed a wholly owned subsidiary, Template Software de Mexico S.A. in September 1997.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

     Revenue. Total revenue was $26.9 million in 1997 compared to $13.5 million in 1996, an increase of $13.4 million or 98.9%. This growth resulted principally from an increase in the size of a customer engagement, the increase in the Company's capacity to provide services through expansion in the number of software professionals employed globally and acquisitions.

     Product Revenue was $8.5 million in 1997 compared to $1.9 million in 1996, an increase of $6.6 million or 345.0%. Approximately $4.7 million of this increase was attributable to the sale of development and deployment licenses associated with several large customer engagements with the remaining $1.9 million being attributable to product revenue realized from five months of
operations of Milestone which was acquired during fiscal 1997.   Services
Revenue was $18.4 million in 1997 compared to $11.6 million in 1996, an increase of $6.8 million or 58.2%. This increase was primarily attributable to added service revenue from newly acquired European operations.

     Cost of Revenue. Total cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $12.8 million in 1997 compared to $7.0 million in 1996, an increase of $5.8 million or 81.9%. This increase was primarily attributable to additional professional staff hired and added through acquisitions to perform the increased volume of software services. Total cost of revenue was 47.5% of total revenue in 1997, compared to 51.9% of total revenue in 1996. This percentage decrease was primarily attributable to an increase in the product revenue to overall revenue mix from 14.2% of total revenue in 1996 to 31.7% of total revenue in 1997.

     Cost of Product Revenue was $2.1 million in 1997 compared to $0.8 million in 1996, an increase of $1.3 million or 174.1%. This increase was primarily attributable to the additional cost associated with the products sold by Milestone which have a higher cost structure. Cost of Services Revenue was $10.6 million in 1997 compared to $6.2 million in 1996, an increase of $4.4 million or 70.3%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce the Cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination could have a material adverse effect on the Company's business, operating results and financial condition.

Selling and Marketing. Selling and marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and marketing expenses were $6.3 million in 1997 compared to $2.4 million in 1996, an increase of $3.9 million or 165.4%. This increase resulted primarily from the Company's enlargement of its direct sales force and marketing department. The number of sales and marketing staff increased from 8 to 35 in 1997, 19 of which were added for the last five months of fiscal 1997 with the acquisition of Milestone.

     Product Development. Product development expenses were $1.3 million in 1997 compared to $1.0 million in 1996, an increase of $0.3 million or 36.0%. This increase resulted primarily from the development of the Company's Process Monitoring and Geographic Mapping Components of the Foundation Template, enhancements to its visual development tools and major new releases of the Foundation Template and Workflow Template. Product development expenses in 1997 and in 1996 included offsets of $0.3 million and $0.4 million, respectively, as a result of the Company's participation in the TRP.

     General and Administrative. General and administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and administrative expenses were $3.2 million in 1996 compared to $1.5 million in 1996, an increase of $1.7 million or 114.8%. This increase resulted primarily from the additional administrative staff and expenses of the newly acquired subsidiaries and the amortization of the purchase price of the subsidiaries in excess of the net assets acquired of $374,237.

     Income Tax Provision. The provision for income taxes was in $1,768,016 in 1997 compared to $644,502 in 1996, an increase of $1,123,514. This increase was attributable to the Company's greater pretax profit level in 1997. The Company's effective tax rate of 43% in 1997 was higher than the effective tax rate of 38% in 1996 primarily as a result of the higher foreign statutory tax rates and an increase in book-tax permanent differences.

COMPARISON OF YEARS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

     Revenue. Total revenue was $13.5 million in 1996 compared to $7.1 million in 1995, an increase of $6.4 million or 90.8%. This growth resulted principally from volume increases in sales of software-related services due to the Company's shift in emphasis toward selling complete solutions.

     Product Revenue was $1.9 million in 1996 compared to $2.4 million in 1995, a decrease of $0.5 million or 19.6%. This decrease was primarily attributable to lower product sales by the Company's distributors, value added resellers and systems integrators as a result of the Company's recent shift from a sales and marketing strategy that relied primarily on indirect sales of its products by these third-parties toward direct sales of complete solutions by the Company's internal sales force. Services Revenue was $11.6 million in 1996 compared to $4.7 million in 1995, an increase of $6.9 million or 146.8%. This increase was primarily attributable to the implementation of three significant client engagements for complete solutions. Contracts for complete solutions obtained by the Company through its direct sales force typically contain a larger service component than those obtained through the Company's distributors, value added resellers and systems integrators, as the Company is engaged to develop a customized solution in addition to providing software products.

     Cost of Revenue. Total cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $7.0 million in 1996 compared to $3.5 million in 1995, an increase of $3.5 million or 101.5%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 51.9% of total revenue in 1996, compared to 49.2% of total revenue in 1995 which was primarily attributable to the Company's inability to decrease the cost of Product Revenue commensurate with the decrease in Product Revenue as certain product-related expenses, such as salaries for customer-support personnel, are relatively fixed in the short term.

     Cost of Product Revenue was $0.8 million in 1996 compared to $0.9 million in 1995, a decrease of $0.1 million or 12.7%. This decrease was attributable to a decrease in amortization of capitalized software costs related to the decrease in Product Revenue. Cost of Services Revenue was $6.2 million in 1996 compared to $2.6 million in 1995, an increase of $3.6 million or 141.0%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice the Company would be unable to reduce cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination could have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing. Selling and marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and marketing expenses were $2.4 million in 1996 compared to $1.2 million in 1995, an increase of $1.2 million or 100.1%. This increase resulted primarily from the Company's strategic shift toward direct sales. The Company anticipates that selling and marketing expenses will increase in the near future due to such shift.

     Product Development. Product development expenses were $1.0 million in 1996 compared to $0.3 million in 1995, an increase of $0.7 million or 255.8%. This increase resulted primarily from the development of the Company's Web Template product and enhancements to its visual development tools. Product development expenses in 1996 and in 1995 included offsets of $0.4 million and $0.9 million, respectively, as a result of the Company's participation in the TRP.

     General and Administrative. General and administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and administrative expenses were $1.5 million in 1996 unchanged from $1.5 million in 1995. The Company anticipates general and administrative expenses to increase in the future due to increases in staffing.

     Income Tax Benefit. The provision for income taxes was $644,502 in 1996 compared to $237,289 in 1995, an increase of $407,213. This increase was attributable to the Company's greater pretax profit level in 1996. The Company's effective tax rate of 38% in 1996 was lower than the effective tax rate of 42% in 1995 primarily as a result of a reduction in book-tax permanent differences.


QUARTERLY OPERATING RESULTS

     The following tables set forth certain unaudited quarterly results of operations for each of the eight quarters ended November 30, 1997, together with such data as a percentage of total revenue. In the opinion of management, this quarterly information has been prepared on the same basis as the annual Consolidated Financial Statements presented elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information for the periods presented when read in conjunction with the Consolidated Financial Statements and the Notes thereto. The operating results for any quarter are not necessarily indicative of results of the full year or of any future quarter.

                                                                        Quarter Ended
                                     -------------------------------------------------------------------------------
                                      Feb 29,   May 31,   Aug 31,   Nov 30,   Feb 28,   May 31,   Aug 31,   Nov 30,
                                       1996      1996      1996      1996      1997      1997      1997      1997
                                     -------------------------------------------------------------------------------
                                                                     (in thousands)
Revenues:
  Products                            $  511    $  346    $  189    $  873    $1,489    $1,236    $1,929    $ 3,886
  Services                             2,000     2,867     3,704     3,040     2,465     3,339     5,579      6,987
                                      ------    ------    ------    ------    ------    ------    ------    -------
    Total revenues                     2,511     3,213     3,893     3,913     3,954     4,575     7,508     10,873
                                      ------    ------    ------    ------    ------    ------    ------    -------
Cost of revenues:
  Products                               160       227       214       182       182       181       657      1,126
  Services                             1,090     1,533     1,816     1,807     1,467     1,698     3,177      4,297
                                      ------    ------    ------    ------    ------    ------    ------    -------
    Total cost of revenues             1,250     1,760     2,030     1,989     1,649     1,879     3,834      5,423
                                      ------    ------    ------    ------    ------    ------    ------    -------
Gross profit                           1,261     1,453     1,863     1,924     2,305     2,696     3,674      5,450
                                      ------    ------    ------    ------    ------    ------    ------    -------
Operating expenses:
  Selling and marketing                  470       581       543       769       824     1,289     1,800      2,358
  Product development                    133       229       287       317       326       310       310        368
  General and administrative             393       403       341       336       633       504       851      1,176
                                      ------    ------    ------    ------    ------    ------    ------    -------
    Total operating expenses             996     1,213     1,171     1,422     1,783     2,103     2,961      3,902
                                      ------    ------    ------    ------    ------    ------    ------    -------
Income from operations                   265       240       692       502       522       593       713      1,548
Interest expense                          12        10        11        10        13        16        33         26
Other income                              --         5         6        22       137       344       205        174
                                      ------    ------    ------    ------    ------    ------    ------    -------
Income before income taxes               253       235       687       514       646       921       885       1696
                                      ------    ------    ------    ------    ------    ------    ------    -------
Income tax provision                      97        90       262       195       239       341       347        841
Net income                               156       145       425       319       407       580       538        855
                                      ======    ======    ======    ======    ======    ======    ======    =======
Net income per share                   $0.03     $0.03     $0.09     $0.07     $0.08     $0.10     $0.09      $0.14
                                      ======    ======    ======    ======    ======    ======    ======    =======


                                                                          As a Percentage of Total Revenues
                                                                                    Quarter Ended
                                     -------------------------------------------------------------------------------
                                      Feb 29,   May 31,   Aug 31,   Nov 30,   Feb 28,   May 31,   Aug 31,   Nov 30,
                                       1996      1996      1996      1996      1997      1997      1997      1997
                                     -------------------------------------------------------------------------------
Revenues:
  Products                             20.4%     10.8%      4.8%     22.3%     37.7%     27.0%     25.7%     35.7%
  Services                             79.6      89.2      95.2      77.7      62.3      73.0      74.3      64.3
                                      -----     -----     -----     -----     -----     -----     -----     -----
    Total revenues                    100.0     100.0     100.0     100.0     100.0     100.0     100.0     100.0
                                      -----     -----     -----     -----     -----     -----     -----     -----
Cost of revenues:
  Products                              6.4       7.1       5.5       4.6       4.6       4.0       8.8      10.4
  Services                             43.4      47.7      46.7      46.2      37.1      37.1      42.3      39.5
                                      -----     -----     -----     -----     -----     -----     -----     -----
    Total cost of revenues             49.8      54.8      52.2      50.8      41.7      41.1      51.1      49.9
                                      -----     -----     -----     -----     -----     -----     -----     -----
Gross profit                           50.2      45.2      47.8      49.2      58.3      58.9      48.9      50.1
                                      -----     -----     -----     -----     -----     -----     -----     -----
Operating expenses:
  Selling and marketing                18.7      18.1      13.9      19.7      20.8      28.2      24.0      21.7
  Product development                   5.3       7.1       7.4       8.1       8.3       6.8       4.1       3.4
  General and administrative           15.7      12.5       8.8       8.6      16.0      11.0      11.3      10.8
                                      -----     -----     -----     -----     -----     -----     -----     -----
Total operating expenses               39.7      37.7      30.1      36.4      45.1      46.0      39.4      35.9
                                      -----     -----     -----     -----     -----     -----     -----     -----
Income from operations                 10.5       7.5      17.7      12.8      13.2      12.9       9.5      14.2
Interest expense                        0.4       0.3       0.3       0.3       0.3       0.3       0.4       0.2
Other income                            0.0       0.1       0.2       0.6       3.4       7.5       2.7       1.6
                                      -----     -----     -----     -----     -----     -----     -----     -----
Income before income taxes             10.1       7.3      17.6      13.1      16.3      20.1      11.8      15.6
Income tax provision                    3.9       2.8       6.7       4.9       6.0       7.4       4.6       7.7
                                      -----     -----     -----     -----     -----     -----     -----     -----
Net income                              6.2%      4.5%     10.9%      8.2%     10.3%     12.7%      7.2%      7.9%
                                      =====     =====     =====     =====     =====     =====     =====     =====

     Because the Company's business is characterized by significant client concentration and relatively large projects, individual client engagements can have a significant impact on the Company's total revenue and total cost of revenue from quarter to quarter. In addition, variations in the Company's revenue and operating results occur as a result of a number of other factors, such as employee hiring and utilization rates as well as the number of working days in a quarter. The timing of revenue is difficult to forecast because the Company's sales cycle is relatively long and may depend on factors such as the size and scope of assignments and general economic conditions. Because a high percentage of the Company's expenses, particularly employee compensation, is relatively fixed, a variation in the timing of the initiation or completion of client engagements, especially at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in quarterly losses. See "Business Backlog."

     The operating results of many software and business solutions companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Although the Company has not experienced consistent seasonal fluctuations in operational results to date, the Company believes that it is likely that it will experience relatively higher revenues in the Company's fiscal quarters ending on November 30 and relatively lower revenues in its fiscal quarters ending on February 28 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. To the extent future international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the fiscal quarters ending on August 31 as a result of reduced sales activity in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

     In 1997, operating activities used $4.2 million in cash which was the result of a $6.2 million increase in accounts receivable. This increase was partially offset by $2.4 million in net income in 1977. The increase in accounts receivable was associated with the growth in revenue, combined with increased billing activity in the last month of the year. The average number of days outstanding with respect to accounts receivable increased from 67 days as of November 30, 1996 to 88 days as of November 30, 1997, based upon annualized fourth quarter revenue.

     Cash used in investing activities totaled $22.7 million in 1997. The Company invested its cash reserves in varying maturities, not to exceed one year, of high investment grade marketable securities. In addition, the Company used $7.4 million in cash to partially fund the acquisitions of Krystal and Milestone in 1997.

     Cash flow from financing activities was $21.2 million in 1997 relating primarily to the $19.7 million of net proceeds from the Company's initial public offering of its common stock consummated on January 28, 1997, the $0.7 million of proceeds from employee stock option exercises and the $1.0 million tax benefit related to the exercise of stock options.

     On October 22, 1996, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Signet Bank (the "Bank"), which consists of a line of credit and a term loan. The line of credit has a maximum borrowing amount of $3,000,000 with an expiration date of April 30, 1998 and the term loan is in the amount of $275,000 with an expiration date of October 31, 1999. The line of credit permits the Company to borrow amounts in the aggregate not to exceed the lesser of the Maximum Borrowing Amount or the Borrowing Base as those terms are defined in the Loan Agreement. Borrowings under the Loan Agreement are collateralized by accounts receivable, equipment, furniture and fixtures. The line of credit bears interest at the Bank's prime interest rate per annum and the term loan bears interest at the Bank's prime interest rate plus 1/4% per annum. Availability of the funds under the Loan Agreement is also subject to the Company's compliance with certain covenants customary with commercial loans, including covenants related to maintenance of certain levels of tangible net worth. The Loan Agreement further imposes restrictions on creation of debt, merger, sale of assets, loans or advances, guarantees, payment of dividends or repurchase of capital stock without the Bank's consent. The Loan Agreement contains certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain defined levels of tangible net worth and a ratio of total liabilities to tangible net worth. As of November 30, 1996 and 1997, and for certain compliance periods during the three years ended November 30, 1997, the Company was not in compliance with the foregoing financial covenants for which waivers were obtained. In October 1996, in connection with a restructuring of the Loan Agreement, the financial covenant for the ratio of total liabilities to tangible net worth was removed. In addition, the Company obtained the Bank's consent in connection with the sale of Preferred Stock to Alcatel and the acquisitions of both Krystal and Milestone.

     The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business.

IMPACT OF INFLATION

     Inflation has not had any significant effect on the Company's operations.

OTHER

     The Company does not intend to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as they pertain to financial statement recognition of compensation expense attributable to option grants, however, the Company has disclosed the effects of this pronouncement in the notes to the financial statements on a pro forma basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by
Part III has been omitted under Item G of the General Instructions for Form 10-
K. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors and Executive Officers of Registrant

     The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the captions "Election of
                                                              -----------
Directors" and "Executive Officers"
---------       ------------------

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Executive Compensation."
                                                 ----------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Beneficial Ownership of Common
                                                 -------------------------------
Stock."
-----

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Certain Transactions."
                                                 --------------------

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

1.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Balance Sheets as of November 30, 1996 and 1997
Consolidated Statements of Operations for the Years Ended November 30, 1995, 1996 and 1997
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended November 30, 1995, 1996 and 1997
Consolidated Statements of Cash Flows for the Years Ended November 30, 1995, 1996 and 1997
Notes to the Consolidated Financial Statements

2.  Financial Statement Schedule

     All schedules are omitted because they are not required or the required information is included in the Consolidated Financial Statements and Notes thereto.

3.  Exhibits

     The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Commission:

3.1  Amended and Restated Articles of Incorporation/1/.

3.2  By-laws/1/.

4.1 Registration Rights Agreement, by and between the Company and Alcatel, N.V., dated November 27, 1996/1/.

4.2  Shareholders' Agreement, by and between the Company, Messrs. Joseph M. Fox,
     E. Linwood Pearce and Andrew B. Ferrentino and Alcatel, N.V., dated November 27, 1996/1/.

4.3 Registration Rights Agreement, dated as of March 3, 1997 by and between the Company, and Alain Kuhner/2/.

4.4 Registration Rights Agreement, dated as of June 27, 1996, by and between the Company and Heinz-Dieter Dietrich and Klaus-Dieter Jansen/5/.

10.1  1992 Incentive Stock Option Plan/1/.

10.2  1992 Incentive Stock Option Plan, Class B/1/.

10.3  1992 Non-Statutory Stock Option Plan/1/.

10.4  1996 Equity Incentive Plan/1/.

10.5 Employment Agreement, dated as of October 24, 1996, between the Company and E. Linwood Pearce/1/.

10.6 Amendment to Employment Agreement, dated as of October 14, 1997, between the Company and E. Linwood Pearce/5/.

10.7 Employment Agreement, dated as of October 24, 1996, between the Company and Joseph M. Fox/1/.

10.8 Amendment to Employment Agreement, dated as of October 14, 1997, between the Company and Joseph M. Fox/5/.

10.9 Employment Agreement, dated as of October 24, 1996, between the Company and Andrew B. Ferrentino/1/.

10.10 Development Agreement, dated January 16, 1996, between the Company and Wellspring Resources, L.L.C. (successor-in-interest to Wyatt Preferred Choice, L.L.C.)/1/.

10.11 Cooperative Agreement, dated April 7, 1995, under 10 U.S.C. 2371 between the Company and United States Department of Air Force, Rome Laboratory; as amended by Modification No. P00002 dated February 28, 1996/1/.

10.12 Development Agreement, dated September 15, 1995, between the Company and First Data Resources, Inc./1/.

10.13 Distributor Agreement, dated August 3, 1993, between the Company and Contemplate B.V.I.O. (successor-in-interest to RCC Informatieservices, b.v.); as amended by letter of agreement May 31, 1996/1/.

10.14 Office Building Lease, dated February 15, 1996, for Crystal Square Three, Suite 700, Arlington, Virginia between the Company and Charles E. Smith Management, Inc./1/.

10.15 Office Building Lease, dated February 15, 1996, for Crystal Square Three, Suite 702, Arlington, Virginia between the Company and Charles E. Smith Management, Inc./1/.

10.16 Office Lease Agreement, dated April 25, 1996, between the Company and Vintage Park Two Limited Partnership/1/.

10.17 Amendment to Office Lease Agreement, dated August 18, 1997, between the Company and Vintage Park Two Limited Partnership/5/.

10.18 First Amended and Restated Loan and Security Agreement, dated October 22, 1996, between the Company and Signet Bank/1/.

10.19 Consulting Agreement, dated as of December 17, 1996, between the Company and WinStar Telecommunications, Inc./3/.

10.20 License Agreement, dated as of February 28, 1997, between the Company and WinStar Telecommunications, Inc., as amended by Amendment One to License Agreement, dated as February 28, 1997/3/.

10.21 Sales and Purchase Agreement, dated April, 1997, between Template Software (UK) Limited and British American Financial Services IT & Group Services Limited/3/.

10.22 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Dietrich relating to the purchase of Milestone/4/.

10.23 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Jansen relating to the purchase of Milestone/4/.

10.24 Share Purchase Agreement, dated June 27, 1997, between Template Holding and NeSBIC III, C.V. relating to the purchase of Milestone/4/.

10.25 Share Purchase Agreement, dated June 27, 1997, between Template Management and Jansen relating to the purchase of .33% of Milestone/4/.

10.26 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Dietrich relating to the purchase of Milestone Austria/4/.

10.27 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Jansen relating to the purchase of Milestone Austria/4/.

10.28 Stock Purchase Agreement, dated as of February 19, 1997, between the Company and Alain Kuhner/2/.

10.29 Assignment of Indebtedness, dated as of February 19, 1997, between the Company and Alain Kuhner/2/.

11.   Statements re: computation of per share earnings /5/

21.   Subsidiaries of the Company/5/.

23.   Consent of Coopers & Lybrand L.L.P./5/.

27.   Financial Data Schedule/5/.

     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

------------------
1 Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17063), originally filed with the Securities and Exchange Commission on November 27, 1996.

2 Incorporated by reference to the Company's Report on Form 8-K, dated March 19, 1997 (File No. 0-21921).

3 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1997 (File No. 0-21921).

4 Incorporated by reference to the Company's Report on Form 8-K, dated July 14, 1997 (File No. 0-21921)

5  Filed herewith.

   (b)  Reports on form 8-K:

     During the last fiscal quarter of the fiscal year ended November 30, 1997, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TEMPLATE SOFTWARE, INC.

Date: February 27, 1998              /s/ Kimberly E. Osgood
                                         -----------------------------------
                                         Kimberly E. Osgood
                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                     /s/  E. Linwood Pearce
                                    -------------------------------------
February 27, 1998                         E. Linwood Pearce
                                          Chief Executive Officer


                                     /s/  Joseph M. Fox
                                    ----------------------------------
February 27, 1998                         Joseph M. Fox
                                          Chairman of the Board


                                     /s/  Andrew B. Ferrentino
                                    ----------------------------------
February 27, 1998                         Andrew B. Ferrentino
                                          President and Secretary


                                     /s/ Duane A. Adams
                                    ----------------------------------
February 27, 1998                        Dr. Duane A. Adams
                                         Director


                                     /s/ Alan B. Salisbury
                                    ----------------------------------
February 27, 1998                        Dr. Alan B. Salisbury
                                         Director

                                     /s/  Gerhard Barth
                                    ----------------------------------
February 27, 1998                         Dr. Gerhard Barth
                                          Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Template Software, Inc.

     We have audited the consolidated balance sheets of Template Software, Inc. and its subsidiaries (the "Company") as of November 30, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

McLean, Virginia
January 8, 1998

                                      TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                                                           NOVEMBER 30,
                                                                               ------------------------------------
                                                                                     1996                 1997
                                                                               ---------------         ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 8,397,160            $ 2,739,075
  Marketable securities                                                                   --             13,317,901
  Accounts receivable, net                                                         2,886,832             10,474,254
  Income tax receivable                                                                   --                235,848
  Deferred income taxes                                                              373,957                406,172
  Prepaid expenses and other current assets                                          503,762                688,577
                                                                                 -----------            -----------
    Total current assets                                                          12,161,711             27,861,827
                                                                                 -----------            -----------
Property and equipment, net                                                          923,684              2,193,932
Software development costs, net                                                      718,094              1,490,776
Goodwill, net                                                                             --             10,710,555
Deferred income taxes                                                                     --                408,328
Other assets                                                                         181,781                306,075
                                                                                 -----------            -----------
      Total assets                                                               $13,985,270            $42,971,493
                                                                                 ===========            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $ 1,209,531            $ 1,431,162
  Accrued expenses                                                                   765,977              2,717,618
  Revolving credit agreement                                                              --                 33,553
  Current portion of long-term debt                                                   91,667                 91,667
  Capital lease obligations                                                           49,759                 54,023
  Income taxes payable                                                               566,787                 34,639
  Deferred income                                                                    469,074                794,832
                                                                                 -----------            -----------
    Total current liabilities                                                      3,152,795              5,157,494
                                                                                 -----------            -----------
Long-term liabilities:
  Long-term debt, net of current portion                                             175,694                 84,028
  Capital lease obligations, noncurrent                                              181,249                127,226
  Deferred income taxes                                                              281,448                     --
  Other liabilities                                                                  151,253                309,450
                                                                                 -----------            -----------
    Total liabilities                                                              3,942,439              5,678,198
                                                                                 -----------            -----------
Shareholders' equity:
Series A Convertible Preferred Stock; $0.01 par value; 3,000,000 shares authorized; 500,000 shares and no shares issued and outstanding as of
 November 30, 1996 and 1997, respectively                                              5,000                     --


Common Stock, $0.01 par value; 17,000,000 shares authorized; 2,247,008 shares and 4,675,433 shares issued and outstanding, as of November 30, 1996
 and 1997, respectively                                                               22,470                 46,755


Deferred compensation                                                                     --             (1,177,920)
Additional paid-in capital                                                         9,108,988             35,088,542
Foreign currency translation                                                              --                 49,752
Retained earnings                                                                    906,373              3,286,166
                                                                                 -----------            -----------
Total shareholders' equity                                                        10,042,831             37,293,295
                                                                                 -----------            -----------
Total liabilities and shareholders' equity                                       $13,985,270            $42,971,493
                                                                                 ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED NOVEMBER 30,
                                                              -------------------------------------------------------------------
                                                                      1995                   1996                   1997
                                                              ---------------------  ---------------------  ---------------------
Revenues:
  Products                                                          $2,386,112            $ 1,918,568            $ 8,539,387
  Services                                                           4,704,994             11,611,543             18,371,005
                                                                    ----------            -----------            -----------
    Total revenues                                                   7,091,106             13,530,111             26,910,392
                                                                    ----------            -----------            -----------
Cost of revenues:
  Products                                                             896,297                782,804              2,145,552
  Services                                                           2,591,839              6,245,888             10,639,845
                                                                    ----------            -----------            -----------
    Total cost of revenues                                           3,488,136              7,028,692             12,785,397
                                                                    ----------            -----------            -----------
Gross profit                                                         3,602,970              6,501,419             14,124,995
                                                                    ----------            -----------            -----------
Operating expenses:
  Selling and marketing                                              1,180,810              2,362,648              6,270,769
  Product development                                                  271,620                966,088              1,314,770
  General and administrative                                         1,479,385              1,473,062              3,163,587
                                                                    ----------            -----------            -----------
    Total operating expenses                                         2,931,815              4,801,798             10,749.126
                                                                    ----------            -----------            -----------
Income from operations                                                 671,155              1,699,621              3,375,869
  Interest income (expense)                                           (107,450)               (22,130)               872,613
  Other income (expense)                                                   676                 12,079               (100,673)
                                                                    ----------            -----------            -----------
Net income before income taxes                                         564,381              1,689,570              4,147,809
Income tax provision                                                   237,289                644,502              1,768,016
                                                                    ----------            -----------            -----------
Net income                                                          $  327,092            $ 1,045,068            $ 2,379,793
                                                                    ==========            ===========            ===========
Earnings per common share                                                $0.07                  $0.23                  $0.41
                                                                    ==========            ===========            ===========
Weighted average number of common shares outstanding                 4,655,824              4,643,919              5,818,216
                                                                    ==========            ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     SERIES A
                                                           CONVERTIBLE              CONVERTIBLE
                                                         PREFERRED  STOCK          PREFERRED STOCK
                                                        SHARES       AMOUNT        SHARES      AMOUNT
                                                    --------------  ---------  --------------  -------
Balance, November 30, 1994                                232,403    457,694               0        0
Retirement of stock held in treasury                      (36,556)   (71,993)              0        0
Issuance of Class B Common Stock                                0          0               0        0
Net income                                                      0          0               0        0
                                                  ------------------------------------------------------
Balance, November 30, 1995                                195,847    385,701               0        0
Retirement of stock held in treasury                     (195,847)  (385,701)              0        0
Issuance of Class B Common Stock                                0          0               0        0
Issuance of Convertible Preferred Stock Series A                0          0         500,000    5,000
Exchange of Class A and Class B Common Stock                    0          0               0        0
Net income                                                      0          0               0        0
                                                  ------------------------------------------------------
Balance, November 30, 1996                                      0          0         500,000    5,000
Conversion of Series A Convertible Preferred Stock              0          0        (500,000)  (5,000)
Initial public offering of common stock, $16.00
 per share, net of expenses                                     0          0               0        0

Exercise of stock options, $1.98 - $6.00 per share              0          0               0        0
Common Stock issued in connection with business
 acquisitions, $12.18 - $14.90 per share                        0          0               0        0

Translation Adjustment                                          0          0               0        0
Deferred compensation related to stock options
 granted below fair market value                                0          0               0        0

Amortization of Deferred Compensation                           0          0               0        0
Expenses related to issuance of Series A
 Convertible Preferred Stock in 1996                            0          0               0        0

Tax benefit associated with exercise of stock                   0          0               0        0
 options
Net Income                                                      0          0               0        0
                                                  ------------------------------------------------------
Balance, November 30, 1997                                      0          0               0        0
                                                  ======================================================



                                                               CLASS A                  CLASS B
                                                            COMMON STOCK             COMMON STOCK
                                                         SHARES       AMOUNT       SHARES      AMOUNT
                                                      -------------  --------  --------------  -------
Balance, November 30, 1994                               1,818,064    18,181         422,006    4,220
Retirement of stock held in treasury                        (9,140)      (92)              0        0
Issuance of Class B Common Stock                                 0         0           1,000       10
Net income                                                       0         0               0        0
                                                      ------------------------------------------------
Balance, November 30, 1995                               1,808,924    18,089         423,006    4,230
Retirement of stock held in treasury                       (48,936)     (489)              0        0
Issuance of Class B Common Stock                                 0         0          64,014      640
Issuance of Convertible Preferred Stock Series A                 0         0               0        0
Exchange of Class A and Class B Common Stock            (1,759,988)  (17,600)       (487,020)  (4,870)
Net income                                                       0         0               0        0
                                                      ------------------------------------------------
Balance, November 30, 1996                                       0         0               0        0
Conversion of Series A Convertible Preferred Stock               0         0               0        0
Initial public offering of common stock, $16.00
 per share, net of expenses                                      0         0               0        0

Exercise of stock options, $1.98 - $6.00 per share               0         0               0        0
Common Stock issued in connection with business
 acquisitions, $12.18 - $14.90 per share                         0         0               0        0

Translation Adjustment                                           0         0               0        0
Deferred compensation related to stock options
 granted below fair market value                                 0         0               0        0

Amortization of Deferred Compensation                            0         0               0        0
Expenses related to issuance of Series A
 Convertible Preferred Stock in 1996                             0         0               0        0

Tax benefit associated with exercise of stock                    0         0               0        0
 options
Net Income                                                       0         0               0        0
                                                      ------------------------------------------------
Balance, November 30, 1997                                       0         0               0        0
                                                      ================================================

TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                          ADDITIONAL       DEFERRED        CURRENCY
                                                      COMMON STOCK         PAID-IN         COMPEN-        TRANSLATION
                                                    SHARES    AMOUNT       CAPITAL         SATION         ADJUSTMENTS
                                                   ---------  ------  -----------------  -----------  -------------------
Balance, November 30, 1994                                 0       0           958,495            0                 0
Retirement of stock held in treasury                       0       0             9,026            0                 0
Issuance of Class B Common Stock                           0       0             1,970            0                 0
Net income                                                 0       0                 0            0                 0
                                                 ------------------------------------------------------------------------
Balance, November 30, 1995                                 0       0           969,491            0                 0
Retirement of stock held in treasury                       0       0            48,389            0                 0
Issuance of Class B Common Stock                           0       0            96,108            0                 0
Issuance of Convertible Preferred Stock Series A           0       0         7,995,000            0                 0
Exchange of Class A and Class B Common Stock       2,247,008  22,470                 0            0                 0
Net income                                                 0       0                 0            0                 0
                                                 ------------------------------------------------------------------------
Balance, November 30, 1996                         2,247,008  22,470         9,108,988            0                 0
Conversion of Series A Convertible Preferred         500,000   5,000                 0            0                 0
 Stock
Initial public offering of common stock, $16.00
 per share, net of expenses                        1,400,000  14,000        19,749,359            0                 0

Exercise of stock options, $1.98 - $6.00 per         344,675   3,447           684,035            0                 0
 share
Common Stock issued in connection with business
 acquisitions, $12.18 - $14.90 per share             183,750   1,838         2,997,144            0                 0

Translation Adjustment                                     0       0                 0            0            49,752
Deferred compensation related to stock options
 granted below fair market value                           0       0         1,584,905   (1,584,905)                0

Amortization of Deferred Compensation                      0       0                 0      406,985                 0
Expenses related to issuance of Series A
 Convertible Preferred Stock in 1996                       0       0           (75,096)           0                 0

Tax benefit associated with exercise of stock              0       0         1,038,207            0                 0
 options
Net Income                                                 0       0                 0            0                 0
                                                 ------------------------------------------------------------------------
Balance, November 30, 1997                         4,675,433  46,755        35,088,542   (1,177,920)           49,752
                                                 ========================================================================

                                                     RETAINED
                                                     EARNINGS        TREASURY
                                                     (ACCUM.         STOCK AT
                                                     DEFICIT)          COST          TOTAL
                                                  --------------  --------------  -----------
Balance, November 30, 1994                             (465,787)       (400,860)     571,943
Retirement of stock held in treasury                          0          63,059            0
Issuance of Class B Common Stock                              0               0        1,980
Net income                                              327,092               0      327,092
                                                 ---------------------------------------------
Balance, November 30, 1995                             (138,695)       (337,801)     901,015
Retirement of stock held in treasury                          0         337,801            0
Issuance of Class B Common Stock                              0               0       96,748
Issuance of Convertible Preferred Stock Series A              0               0    8,000,000
Exchange of Class A and Class B Common Stock                  0               0            0
Net income                                            1,045,068               0    1,045,068
                                                 ---------------------------------------------
Balance, November 30, 1996                              906,373               0   10,042,831
Conversion of Series A Convertible Preferred                  0               0            0
 Stock
Initial public offering of common stock, $16.00
 per share, net of expenses                                   0               0   19,763,359

Exercise of stock options, $1.98 - $6.00 per                  0               0      687,482
 share
Common Stock issued in connection with business
 acquisitions, $12.18 - $14.90 per share                      0               0    2,999,982

Translation Adjustment                                        0               0       49,752
Deferred compensation related to stock options
 granted below fair market value                              0               0            0

Amortization of Deferred Compensation                         0               0      406,985
Expenses related to issuance of Series A
 Convertible Preferred Stock in 1996                          0               0      (75,096)

Tax benefit associated with exercise of stock                 0               0    1,038,207
 options
Net Income                                            2,379,793               0    2,379,793
                                                 ---------------------------------------------
Balance, November 30, 1997                            3,286,166               0   37,293,295
                                                 =============================================

The accompanying notes are an integral part of these consolidated financial statements.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED NOVEMBER 30,
                                                                                          --------------------------------------
                                                                                            1995          1996           1997
                                                                                          ---------   -----------   ------------
Cash flows from operating activities:                                                     $ 327,092   $ 1,045,068   $  2,379,793
Net income
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
  Amortization of discounts on marketable securities                                             --            --        (76,608)
  Depreciation and amortization of property, plant and equipment                             92,555       117,121        354,569
  Provision for losses on accounts receivable                                               183,758            --         98,026
  Deferred rent amortization                                                               (169,337)        2,272         89,569
  Deferred compensation amortization                                                             --            --        406,985
  Amortization of capital software development costs                                        438,871       252,260        394,770
  Goodwill amortization                                                                          --            --        374,237
  Deferred tax provision                                                                    138,887        61,410        632,240
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                                      (655,280)     (708,163)    (6,156,891)
  Current year income tax receivable                                                             --            --       (235,848)
  Prepaid expenses and other assets                                                         (42,837)     (521,911)      (195,754)
  Accounts payable and accrued liabilities                                                  280,725       920,907     (1,449,207)
  Income taxes payable                                                                       74,289       492,498       (532,097)
  Deferred income                                                                           133,844      (104,870)      (276,327)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         802,567     1,556,592     (4,192,543)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of marketable securities                                                             --            --    (43,169,673)
  Proceeds from sales and maturities of marketable securities                                    --            --     29,928,380
  Capital expenditures and leasehold improvements                                           (69,700)     (652,359)      (933,403)
  Capitalization of software development costs                                             (294,042)     (395,303)    (1,167,452)
  Acquisitions of businesses, net of cash acquired                                               --            --     (7,356,848)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (363,742)   (1,047,662)   (22,698,996)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes payable                                                                24,240       275,000             --
  Payments on notes payable                                                                 (69,107)     (363,632)       (91,667)
  Revolving credit facility, net                                                           (337,312)     (161,330)       (47,839)
  Income tax benefit related to stock options                                                    --            --      1,038,207
  Payments on Capital lease obligations                                                     (11,524)      (21,340)       (49,759)
  Proceeds from issuance of capital stock, net of expenses                                       --     8,000,000     19,688,264
  Proceeds from sale of common stock under stock programs                                     1,980        96,748        687,482
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        (391,723)    7,825,446     21,224,687
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                          --            --          8,766
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         47,102     8,334,376     (5,658,085)
Cash and cash equivalents at beginning of period                                             15,682        62,784      8,397,160
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $  62,784   $ 8,397,160   $  2,739,075
--------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
  Cash paid for interest                                                                  $ 107,557   $    46,668   $     91,367
  Cash paid for income taxes                                                              $  24,113   $    90,594   $    810,140
Noncash investing and financing activities:
  Property and equipment acquired through capital leases                                  $      --   $   247,086   $         --
  Retirement of treasury stock:
     Class A Common Stock                                                                 $  12,612   $    67,560   $         --
     Preferred Stock                                                                      $  50,447   $   270,241   $         --
  Conversion of Series A Convertible Preferred Stock:
     Series A Convertible Preferred Stock                                                 $      --   $        --   $     (5,000)
     Common Stock                                                                         $      --   $        --   $      5,000
  Business acquisitions, net of cash acquired
      Working capital, other than cash acquired                                           $      --   $        --   $  2,714,547
      Property and equipment                                                              $      --   $        --   $   (699,939)
      Cost in excess of net assets of companies acquired, net                             $      --   $        --   $(11,084,792)
      Other non-current assets                                                            $      --   $        --   $ (1,356,073)
      Non-current liabilities                                                             $      --   $        --   $     69,428
      Fair market value of common stock issued                                            $      --   $        --   $  2,999,981

The accompanying notes are an integral part of these consolidated financial statements.

TEMPLATE SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

BUSINESS

     Template Software, Inc. (the "Company") provides enterprise-wide software solutions to organizations that require large-scale, distributed computing systems through its reusable software templates, robust software development environment and its staff of software development professionals. The Company's solutions are targeted at large-scale, mission-critical applications, such as air traffic control, securities trading, telecommunications service management, aircraft maintenance scheduling and network monitoring systems.

RECAPITALIZATION OF COMMON STOCK

     The Company, formerly a Maryland corporation, elected to change its capital structure in October 1996, and reincorporated into Template Software, Inc., a Virginia corporation (the "Recapitalization"). Pursuant to the Recapitalization, the Company (i) exchanged its Class A and Class B Common Stock for an equal amount of shares of a single class of $0.01 par value, common stock ("Common Stock") and (ii) increased the Company's authorized capital stock to 20,000,000 shares, which consisted of 17,000,000 shares of Common Stock and 3,000,000 shares of a new class of preferred stock ("Preferred Stock"). The preferences, limitations and relative rights of the Preferred Stock, which is issuable in series, is determined by the Board of Directors upon designation.

REGISTRATION STATEMENT

     In January 1997, the Company completed an underwritten public offering of 2,100,000 shares of its common stock; 1,400,000 shares of Common Stock for the account of the Company and 700,000 shares of Common Stock for the accounts of selling security holders, with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,068,641 of other expenses for a total expense of $2,636,641. The net offering proceeds for the account of the Company were $19,763,359. From the effective date of the Registration Statement, through the end date of the period covered by this report, the Company used $7,356,848 to acquire other businesses and the remainder, $12,406,511, was applied toward the purchase of temporary investments in marketable securities.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of Template Software, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     The Company licenses the rights to use its software products to customers under perpetual license agreements, and provides product support and enhancements under annual maintenance agreements. Product license revenues are recognized, generally, upon delivery and acceptance of the software by the customer. Service revenues includes consulting, product support and maintenance and training. The Company defers and recognizes product support and maintenance revenue over the terms of the contract period, which is generally one year. The Company recognizes training and consulting revenue as the services are provided.

     Customization is sometimes involved in the development of a software solution by the Company. Under these circumstances, the Company's revenues are derived from contracts of various types. Revenue from federal government agency cost-plus-fixed-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee. Revenues from fixed-price contracts is recognized using the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract. Fees under federal government agency contracts may be increased or decreased in accordance with certain provisions which measure actual performance against established targets or other criteria. Such fee adjustments are included in revenues at the time the amounts can be reasonably determined. Provisions for anticipated contract losses are recognized at the time they become evident.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposits and short-term repurchase agreements which have original maturities of three months or less. As of November 30, 1997, the Company has not experienced any losses on these investments.

MARKETABLE SECURITIES

     Marketable securities at November 30, 1997, are carried at amortized cost and consist of direct obligations of the United States Government, municipalities and commercial paper with strong credit ratings. These investments are considered available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are held for an unspecified period of time and are sold to meet its liquidity needs. Accordingly, the Company has classified these investments as current assets. Amortized cost of marketable securities approximates market; therefore, no adjustment has been made to stockholders equity as a result of changes in market value to these securities. Interest income is accrued as earned.

                                                                             Fair Value
                                                                             -----------
U.S. Government and its agencies (due within one year)                       $ 4,986,146
U.S. Corporate debt securities (due within one year)                           3,366,755
Municipal obligations (maturities of 25-27 years with 7 day call feature)      4,965,000
                                                                             -----------
Total                                                                        $13,317,901
                                                                             ===========

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. The Company limits the amount of investment exposure in any one financial instrument and minimizes the amount of cash it maintains in foreign currencies by maintaining sufficient cash in U.S. dollars. To date, the impact of exchange rates on foreign cash balances has been immaterial. The Company sells products and services to customers without requiring collateral, however, the Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

     For the years ended November 30, 1995, 1996 and 1997, revenues from federal government agencies represent 28%, 20% and 23%, respectively, of total consolidated revenues. With the exception of federal government agencies, there was one customer (13% from Customer A) during the year ended November 30, 1997, two customers (28% from Customer B and 20% from Customer C) during the year ended November 30, 1996 and one customer (11% from Customer D) during the year ended November 30, 1995 that accounted for more than 10% of total consolidated revenues.

     With the exception of federal government agencies, there were three customers at November 30, 1996 and one customer at November 30, 1997 that accounted for 48% and 11%, respectively, of total consolidated accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and obligations under capital leases approximate fair value due to the relatively short maturity of these instruments. The carrying amounts of the revolving credit agreement and notes payable approximate fair value because these financial instruments contain variable interest rates which reprice frequently.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

FOREIGN CURRENCY TRANSLATION

     Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity. Transaction gains and losses, which are included in net income, are immaterial for all periods presented.

EARNINGS PER SHARE

     Earnings per share is computed on a primary and fully-diluted basis using the weighted average number of shares of Common Stock, assuming conversion of dilutive common stock equivalent shares from common stock options. For the years ended November 30, 1995 and 1996, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the initial public offering date have been included in the calculation of common and common stock equivalent shares as if they were outstanding for these periods. Differences between primary and fully-diluted earnings per share are insignificant.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. Statement 128 is effective for financial statements ending after December 15, 1997. Had earnings per share been determined consistent with the provisions of Statement 128, the Company's basic and diluted earnings per share for the year ended November 30, 1997 would have been $0.58 and $0.43, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five years for office furniture and equipment and three years for computer equipment and software. Amortization of leasehold improvements is computed using the straight line method over the shorter of the assets useful life or the lease term. When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in operations. Maintenance and repairs are charged to expenses when incurred, and the cost of significant additions and improvements is capitalized.

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes the direct costs associated with the development of software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research costs are charged to product development expense prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations.

     Capitalized costs are amortized over the estimated product life using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Software development costs at November 30, 1996 and 1997 are presented net of accumulated amortization of $3,012,041 and $3,406,811, respectively. Amortization expense related to software development costs was $438,871, $252,260 and $394,770 respectively for the years ended November 30, 1995, 1996 and 1997.

GOODWILL

     The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase business combinations. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 15 years. Goodwill at November 30, 1997 is presented net of accumulated amortization of $374,237.

LONG-LIVED ASSETS

     The Company evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. No such impairment losses have been recognized to date.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

          The financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, Reporting Comprehensive Income, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of fiscal 1999. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions.
The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending November 30, 1999.

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 financial statement presentation.

3.  AQUISITIONS OF BUSINESSES

KRYSTAL INGENIERIE S.A.

     On March 4, 1997, the Company consummated its acquisition of all of the issued and outstanding capital stock of Krystal Ingenierie S.A. ("Krystal"), a
                                                                  -------
corporation organized under the laws of the Republic of France in a transaction accounted for as a purchase business combination. The total consideration of $1,460,005 consisted of: (1) the exchange of an aggregate of 48,064 shares of the Company's common stock (the "Common Stock") for 2,500 shares of Krystal held
                                 ------------
by Kuhner, representing all of the issued and outstanding capital stock of Krystal; (2) the exchange an aggregate of 45,686 additional shares of the Company's Common Stock for certain indebtedness of Krystal owed to Kuhner in the aggregate amount of FF 3,914,331 ($677,179 at March 4, 1997); and (3) acquisition costs of $63,224. The shares of common stock issued were valued at the approximate weighted average price per share of $14.90 (based on volume of shares traded during the period from February 24, 1997 to February 28, 1997). Concurrently with the closing of the Krystal acquisition, Krystal's name was formally changed to Template Software S.A. The excess of the purchase price over the fair value of the net tangible liabilities acquired of $1,306,511 was allocated to goodwill and will be amortized over its estimated useful life of 10 years.

MILESTONE SOFTWARE GMBH AND MILESTONE SOFTWARE G.M.B.H.

     On June 27, 1997, the Company acquired all of the issued and outstanding equity interests of milestone software GmbH, a German limited liability company ("Milestone"), which included 34% of the issued and outstanding equity interests
  ---------
of milestone software, G.m.b.H., an Austrian corporation ("Milestone-Austria"),
                                                           -----------------
from Milestone's three owners, Klaus Dieter Jansen ("Jansen"), Heinz-Dieter
                                                     ------
Dietrich ("Dietrich") and NeSBIC III, C.V., for an aggregate cash purchase price
           --------
of DM 12,000,000 ($6,970,800 at June 27, 1997) plus acquisition costs of $480,567. This transaction was accounted for as a purchase business combination. An additional 10% interest of Milestone-Austria was acquired from Dietrich and Jansen in exchange for 90,000 shares of the Company's Common Stock. The shares of common stock issued were valued at the approximate weighted price per share of $12.18 (based on the volume of shares traded during the period June 10, 1997 to June 16, 1997. The excess of the purchase price over the fair value of the net tangible liabilities acquired of $9,271,281 was allocated to goodwill at the acquisition date and will to be amortized over its estimated useful life of 15 years.

     The acquisition agreement also provides for the Company to issue $507,000 of equivalent shares of common stock to Dietrich and Jansen on both November 30, 1997 and 1998 if certain profit objectives are met over the five month and twelve month periods ended November 30, 1997 and 1998, respectively. The profit objective for the five month period ended November 30, 1997 was met. Consequently, the Company will issue an additional 51,342 shares of common stock to Dietrich and Jansen in February 1998. The fair value of these shares of $507,000 has been allocated to goodwill as of November 30, 1997.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Krystal and Milestone as if the acquisitions had occurred December 1, 1995:

  (in thousands except per share amounts)    1996     1997
-----------------------------------------  --------  -------
Net sales                                  $23,917   $32,507
Net income (loss)                             (288)    1,707
Earnings per common share                    ($.06)  $   .28

These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on December 1, 1995. In addition, they do not purport to be indicative of future results of operations on the consolidated entities.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                   YEAR ENDED
                                                  NOVEMBER 30,
                                           -------------------------
                                               1996          1997
                                           -----------   -----------
Government:
  Billed                                    $  660,826   $ 3,109,725
  Unbilled                                      13,341        65,798
  Retainage                                     80,542        87,652
                                            ----------   -----------
                                               754,709     3,263,175
                                            ----------   -----------
Domestic:
  Billed                                     1,901,179     1,690,101
  Unbilled                                      24,376         4,971
  Other                                             --            --
                                            ----------   -----------
                                             1,925,555     1,695,071
                                            ----------   -----------
Foreign:
  Billed.                                      368,883     5,534,199
  Unbilled                                      21,443       530,525
                                            ----------   -----------
                                               390,326     6,064,725
                                            ----------   -----------
Total                                        3,070,590    11,022,971
  Less: allowance for doubtful accounts       (183,758)     (548,717)
                                            ----------   -----------
                                            $2,886,832   $10,474,254
                                            ==========   ===========

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                  YEAR ENDED
                                                 NOVEMBER 30,
                                           ------------------------
                                              1996          1997
                                           ----------   -----------
  Data processing equipment                $  498,783   $ 1,526,474
  Office furniture and equipment              857,268     1,240,335
  Leasehold improvements                      223,747       453,533
                                           ----------   -----------
                                            1,579,798     3,220,342
  Less: accumulated depreciation             (656,114)   (1,026,410)
                                           ----------   -----------
                                           $  923,684   $ 2,193,932
                                           ==========   ===========

6.   REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

                                                YEAR ENDED
                                               NOVEMBER 30,
                                           --------------------
                                              1996       1997
                                           ---------   --------
Revolving credit facility                   $     --   $ 33,553
                                            ========   ========

Long-term debt consists of the following:

Term Loan                                   $267,361   $175,695
  Less current portion                       (91,667)   (91,667)
                                            --------   --------
Long-term portion                           $175,694   $ 84,028
                                            ========   ========

REVOLVING CREDIT FACILITIES

     The Company has a revolving credit facility (the "Facility") pursuant to a Loan and Security Agreement, as amended in October 1996 (the "Loan Agreement") with a commercial bank.

     As of November 30, 1997, availability under the Facility was equal to the lesser of $3,000,000 or a maximum amount, as defined in the Loan Agreement. Borrowings under the Facility bear interest at the prime rate and are collateralized up to $2,000,000 by substantially all of the Company's assets. In addition, the restructured Facility provides for the issuance of letters of credit by the bank on the Company's behalf up to the aggregate face amount of $300,000. On March 5, 1997, the letter of credit of $300,000 related to the noncancelable operating lease for its new office space was terminated. The Facility expires on April 30, 1998. As of November 30, 1996 and 1997, no amounts were due under the Facility.

     The Facility contains certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain defined levels of tangible net worth and a ratio of total liabilities to tangible net worth. As of November 30, 1996 and 1997, and for certain compliance periods during the three years ended November 30, 1997, the Company was not in compliance with certain of these covenants for which waivers were obtained. In October 1996, in connection with the restructuring of the Facility, the financial covenant for the ratio of total liabilities to tangible net worth was removed.

     In addition, the Company's French subsidiary maintains an unsecured line of credit with Banque Hervet for 500,000FF for overdraft protection at an interest rate of 8.3%. As of November 30, 1997, 198,186FF ($33,553) was outstanding under this line of credit.

SUBORDINATED NOTE PAYABLE

     In December 1991, the Company repurchased 101,554 shares of Class A Common Stock and 406,316 shares of Convertible Preferred Stock from a minority shareholder for $300,000 in cash and a subordinated note in the amount of $400,860 (the "Subordinated Note"). The Subordinated Note, as amended, requires annual interest payments through March 1995 and quarterly principal and interest payments of $31,000, beginning in April 1995. The Subordinated Note bears interest at 2% above the prime rate. Any remaining balance is due January 1, 1999. Stock representing the unpaid portion of the note is held in treasury, and is being retired as the principal is repaid.

     In October 1996, the balance of the Subordinated Note was paid in full and all of the remaining, underlying shares of Preferred Stock and Class A Common Stock held in treasury were retired. The repayment of the Subordinated Note was financed with a $275,000, three year term loan pursuant to the Loan Agreement from the Company's commercial bank (the "Term Loan"). The Term Loan bears interest at the prime rate plus 1/4% (8.75% at November 30, 1997) and requires monthly principal payments of $7,639, beginning in November 1996.


7.   CAPITAL STOCK

PREFERRED STOCK

     In November 1996, the Company designated 500,000 shares of Series A Convertible Preferred Stock ("Series A Stock") which were issued to a subsidiary of Alcatel Alsthom Compagnie Generale d'Electricite S.A., a worldwide supplier of high technology systems in the telecommunications, energy and transportation industries, for $16.00 per share. The Series A Stock contains certain registration rights with respect to the shares of Common Stock received upon conversion. Each share of Series A Stock automatically converted into one share of Common Stock upon the Company's Initial Public Offering in January 1997.

STOCK OPTION PLANS

     The Company has three Stock Option Plans, the 1992 Incentive Stock Option Plan, the 1992 Non-Statutory Stock Option Plan and the 1996 Equity Incentive Plan. The 1992 Plans replace the Company's former 1986

Incentive Stock Option Plan and the 1984 Incentive Stock Option Plan. No further grants may be made under the 1992 plans.

     In October 1996, the Company established the 1996 Equity Incentive Plan (1996 Equity Plan). Under the 1996 Equity Plan, which is administered by the Compensation Committee of the Board of Directors, a variety of awards, including stock options, stock appreciation rights, stock awards and incentive awards may be made to the Company's employees and directors. Initially, 1,000,000 shares of Common Stock were reserved for issuance under the 1996 Equity plan. As of November 30, 1997, The Company granted 176,712 shares in excess of the reserved allotment. Such excess options were granted contingent upon the passing of a shareholder resolution to reserve an additional 5,000,000 shares at the next annual meeting.

     Options granted under the Company's stock option plans generally vest over a four year period and expire either three months after termination of employment, or seven to ten years after date of grant. Options to purchase approximately 1,207,740 were vested and exercisable at November 30, 1997.

  Stock option activity for the three years ended November 30, 1997 is summarized as follows:

                                     1984         1986         1992          1996
                                  INCENTIVE    INCENTIVE    INCENTIVE     INCENTIVE                Weighted Average
                                  STOCK PLAN   STOCK PLAN   STOCK PLAN   STOCK PLANs     Total      Exercise Price
                                  ----------   ----------   ----------   -----------   ---------   ----------------
Outstanding, November 30, 1994     219,455      157,749       925,531            --    1,302,735        $ 1.81
Granted                                 --           --       460,835            --      460,835        $ 1.98
Exercised                               --       (1,000)           --            --       (1,000)       $ 1.98
Forfeited                          (99,335)          --            --            --      (99,335)       $ 1.98
                                   -------      -------     ---------   -----------    ---------
Outstanding, November 30, 1995     120,120      156,749     1,386,366            --    1,663,235        $ 1.84
Granted                                 --           --       618,300            --      618,300        $ 4.58
Exercised                          (14,014)          --       (50,000)           --      (64,014)       $ 1.51
Forfeited                          (13,106)          --       (23,500)           --      (36,606)       $ 1.98
                                   -------      -------     ---------   -----------    ---------
Outstanding, November 30, 1996      93,000      156,749     1,931,166            --    2,180,915        $ 2.63
Granted                                 --           --            --     1,190,712    1,190,712        $12.38
Exercised                          (81,000)     (70,249)     (193,426)           --     (344,675)       $ 1.99
Forfeited                               --           --       (32,750)      (14,000)     (46,750)       $ 5.03
                                   -------      -------     ---------   -----------    ---------
Outstanding, November 30, 1997      12,000       86,500     1,704,990     1,176,712    2,980,202        $ 6.56
                                   =======      =======     =========   ===========    =========

          The range of exercise prices for options outstanding at November 30, 1997 was $1.38 to $16.00. The following table summarizes additional information about stock options outstanding at November 30, 1997:

                                 Weighted                            Weighted
                                  Average    Weighted                 Average
                                 Remaining   Average                 Exercise
    Range of         Number     Contractual  Exercise    Number      Price of
 Exercise Prices   Outstanding     Life       Price    Exercisable  Exercisable
-----------------  -----------  -----------  --------  -----------  -----------
$  1.380-$  1.980   1,404,740     6 years    $ 1.841    1,066,490      $ 1.797
$  6.000-$  9.000     721,962     9 years    $ 7.343       98,750      $ 6.000
$10.125-$12.750       264,000    10 years    $10.861       30,000      $12.750
$14.000-$16.000       589,500    10 years    $14.915       12,500      $16.000
                    ---------                           ---------
                    2,980,202                           1,207,740
                    =========                           =========


     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have been reduced to the pro forma amounts shown below (in thousands, except per-share amounts):


                                               1997        1996
                                            ----------  ----------
Net income--as reported                     $2,379,793  $1,045,068
Net income--pro forma                       $1,956,444  $  988,901
Net income per common share--as reported    $      .41  $      .23
Net income per common share--pro forma      $      .34  $      .21


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1997       1996
                                                 ----       ----
Expected dividend yield                           0.0%       0.0%
Risk-free interest rate                           6.5%       6.4%
Expected volatility                              70.0%      70.0%
Expected life (in years)                            5          5


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair values of employee stock options granted during fiscal 1997 and 1996 were $7.83 and $2.90 per share, respectively.

     The above pro forma disclosures are not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1996.

     Prior to the initial public offering of the Company's Common Stock, the fair value of the Company's Common Stock was determined through an independent valuation. The Company calculated deferred compensation expense of $1,634,527 related to certain options granted during the year ended November 30, 1995 and 1996 and will recognize compensation expense over the vesting period of those stock options. The Company did not record any adjustments for deferred compensation expense as of November 30, 1995 and 1996 since it did not have a material effect on total shareholders' equity. During the year ended November 30, 1997 the company recorded $406,985 of deferred compensation expense.


8.   INCOME TAXES

     Foreign (loss) income before income taxes was $112,217, ($13,819) and $1,017,199 for the years ended November 30, 1995, 1996 and 1997.

     The benefit (provision) for income taxes for the years ended November 30, 1995, 1996 and 1997 is summarized as follows:

                                         YEAR ENDED
                                         NOVEMBER 30,
                             -------------------------------------
                                1995        1996          1997
                             ----------  -----------  ------------
Current:
  Federal                    $ (88,160)   $(485,853)  $  (981,736)
  State                        (10,242)     (97,239)     (118,808)
  Foreign                           --           --       (35,232)
                             ---------    ---------   -----------
                               (98,402)    (583,092)   (1,135,776)
                             ---------    ---------   -----------
Deferred:
  Federal                     (157,609)     (54,670)      (91,042)
  State                        (18,310)      (2,179)       (3,473)
  Foreign                       37,032       (4,561)     (537,725)
                             ---------    ---------   -----------
                              (138,887)     (61,410)     (632,240)
                             ---------    ---------   -----------
Total benefit (provision)    $(237,289)   $(644,502)  $(1,768,016)
                             =========    =========   ===========

     The source and tax effects of the temporary differences giving rise to the Company's net deferred tax assets (liabilities) at November 30, 1996 and November 30, 1997 are as follows:

                                           YEAR ENDED
                                          NOVEMBER 30,
                                     ----------------------
                                        1996        1997
                                     ----------  ----------
  Capitalized software               $(272,517)  $(563,439)
  Deferred revenue                     176,742     165,153
  Allowance for doubtful accounts       69,736      99,800
  Accrued liabilities                  127,479     141,219
  Other                                (41,402)     35,401
  Deferred compensation                     --     154,663
  Net operating loss carryforward       32,471     733,859
  Goodwill                                  --      47,844
                                     ---------   ---------
     Total                           $  92,509   $ 814,500
                                     =========   =========


     The Company has determined that a valuation allowance is not necessary due to the existence of estimated future taxable income and the reversal of existing temporary differences.

     As of November 30, 1995, the Company had general business credits of $35,907 which were utilized to offset current taxes payable during the years ended November 30, 1996. In addition, as of November 30, 1995, 1996 and 1997 the Company had $112,218, $98,397 and $1,867,509, respectively, of net operating loss carryforwards related to its foreign operations that may only be used to offset foreign current taxes payable. Of the total foreign net operating loss carryforwards remaining at November 30, 1997, $846,902 will expire in 2002 and $1,020,607 can be carried forward without any time limit.

     The Company's tax provision for the years ended November 30, 1995, 1996 and 1997 differs from the statutory rate for Federal income taxes as a result of the tax effect of the following factors:

                                                 YEAR ENDED NOVEMBER 30,
                                                --------------------------
                                                  1995     1996     1997
                                                --------  -------  -------
Statutory rate                                     (34)%    (34)%    (34)%
  State income taxes, net of federal benefit        (4)%     (4)%      (4)
  Permanent differences                             (3)%     (1)%      (2)
  Foreign rate differential                         (1)%      --       (3)
  Other                                              --       1 %      --
                                                   ----     ----     ----
     Effective tax rate                            (42)%    (38)%    (43)%
                                                   ====     ====     ====


9.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     During September 1996, the Company entered into a noncancelable operating lease for new office space that expires in December 2006. As an incentive to lease this space, the landlord provided a rent abatement through December 1996. Additionally, the lease contains an escalation clause that provides for an increase in base rent beginning in December 1997 and a renewal clause whereby the Company has the option to renew the lease for a period of five additional years.

     The Company also leases certain office equipment and other office space under noncancelable operating leases which expire at various dates through 2008. Certain operating leases provide for adjustments relating to changes in real estate taxes and other operating expenses. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $539,826, $706,902 and $1,508,707, respectively, for the years ended November 30, 1995, 1996, and 1997.

CAPITAL LEASES

     The company leases certain office equipment under arrangements that meet the criteria requiring capitalization as prescribed by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS No. 13"). Included in the balance sheets are the following amounts at November 30, 1996 and 1997:

                                                                                     YEAR ENDED NOVEMBER 30,
                                                                                    -------------------------
                                                                                        1996         1997
                                                                                    ------------  -----------
  Office furniture and equipment                                                     $  210,042     $210,042
  Data processing equipment                                                              37,044       37,044
  Less: accumulated amortization                                                        (15,016)     (69,372)
                                                                                     ----------     --------
                                                                                     $  232,070     $177,714
                                                                                     ==========     ========

Future minimum lease payments, under all leases, at November 30, are as follows:

                                                                                      OPERATING      CAPITAL
                                                                                     ----------     --------
  1998                                                                                1,770,089       66,964
  1999                                                                                1,638,185       57,728
  2000                                                                                1,371,306       47,232
  2001                                                                                1,365,936       36,852
  2002                                                                                1,392,805           --
  Thereafter                                                                          6,308,810           --
                                                                                                    --------
Total minimum payments                                                                               208,776
Less: portion representing interest                                                                   27,527
                                                                                                    --------
Present value of capital lease obligations                                                          $181,249
                                                                                                    ========


10.  THE OBJECT TECHNOLOGY FOR RAPID SOFTWARE DEVELOPMENT CONSORTIUM

     In October 1994, the Company, IBM, Honeywell Corporation and ISX, Inc. formed a Consortium (the "Consortium"). The Consortium entered into a collaborative agreement (the "Agreement") with the United States Air Force (the "Air Force"), whereby the Consortium would participate in a federally-funded technology reinvestment program to engage in research and development activities on behalf of the Air Force to reduce the effort required to develop new software applications through the development of reusable software components through November 30, 1997. The cost sharing provisions of the Agreement provide for an aggregate resource contribution by the Consortium of $11,903,054, of which $5,897,817 will be reimbursed by the Air Force. The Company's total resource contribution is $4,377,697, of which $2,049,498 will be reimbursed by the Air Force. The Agreement provides for the inclusion of $897,000 of product development expenses that were incurred by the Company prior to entering into the Agreement. These expenses were included in the Company's total resource contribution.

     Included in product development and sales and marketing expenses for the years ended November 30, 1995, 1996 and 1997, are costs incurred related to the Agreement of $337,590, $608,812 and $610,663 respectively, which are net of reimbursable amounts from the Air Force of $1,106,652, $545,680 and $397,078 respectively. The amount reimbursable in 1995 includes $420,000 related to the product development expenses discussed above. The Company does not have a continuing obligation to fund the Consortium beyond the termination date of the Agreement.

11.  ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                              YEAR ENDED
                                             NOVEMBER 30,
                                         ---------------------
                                           1996       1997
                                         --------  -----------
  Accrued payroll, bonus and vacation    $540,718   $1,871,569
  Accrued commissions                     112,180      106,553
  Accrued interest                          2,532           --
  Accrued subcontractor's fees             68,744       22,857
  Accrued value added tax                      --      371,339
  Accrued acquisition costs                    --      160,872
  Other accrued expenses                   41,803      184,428
                                         --------   ----------
                                         $765,977   $2,717,618
                                         ========   ==========

12.  RELATED PARTY TRANSACTIONS

     In November 1996, Alcatel Alsthom Compagnie Generale d'Electricite S.A. ("Alcatel") invested $8.0 million in the Company in the form of Preferred Stock at the equivalent of $16.00 per share of Common Stock. The costs related with the issuance of the Preferred Stock was $75,096. Coincident with the Company's initial public offering of stock, the Preferred Stock converted to Common Stock at a one to one conversion rate. During 1997, Alcatel and the Company entered into agreements whereby the Company provides products and services to Alcatel for their internal use and for resale to their customers. In the year ended November 30, 1997, the Company earned $1,712,683 of revenue from Alcatel. Accounts receivable from Alcatel as of November 30, 1997 was $785,314.


13.  EMPLOYEE BENEFIT PLANS

DEFERRED COMPENSATION PLAN

     The Company maintains a deferred compensation profit-sharing plan under section 401(k) of the Internal Revenue Code. Under the plan, domestic employees may elect to defer up to 12% of their salary, subject to Internal Revenue Service limits. The Company contributes a matching 50% of the first 4% of employee contributions. In addition, the plan allows for the Company to make discretionary contributions based on the participants salary. Total Company contributions to the plan were $101,596, $100,003 and $129,917 for the years ended November 30, 1995, 1996 and 1997, respectively.

INCENTIVE BONUS PLAN

     The Company has an incentive bonus plan whereby the Board of Directors authorized the officers to grant awards to nominated employees in recognition of exceptional contributions. Awards totaling $41,000, $50,850 and $101,375 respectively , were given to employees (excluding executives) for the years ended November 30, 1995, 1996 and 1997, respectively.


14.  SEGMENT INFORMATION

     The company provides software products and services worldwide. Revenue from foreign operations and identifiable assets of foreign operations were less than 10% of consolidated revenue and assets in 1995 and 1996. summarized financial information by geographic region for 1997 is as follows (in thousands):


                                     Sales
                      Sales to      Between      Income    Identifiable
                    Unaffiliated  Geographic      from       Assets at      Capital     Depreciation/
                     Customers       Areas     Operations    Year End     Expenditures  Amortization
                    ------------  -----------  ----------  -------------  ------------  -------------

United States             14,630       2,745        2,266        39,790            461            204
Europe                    12,188         606        1,103        18,733            432            145
Americas/Pacific              92          60            7           133             40              6
Eliminations                  --      (3,411)          --       (15,685)            --             --
Consolidated              26,910          --        3,376        42,971            933            355

Intercompany revenues between geographic areas are accounted for as transfer fees which are intended to cover primarily software development and cost of goods sold. The Company did not derive more than 10% of its total consolidated revenue from export sales for the years 1995, 1996 and 1997.