Form 10-Q
period 1998-02-28
TEMPLATE SOFTWARE INC
filed 1998-04-15
CIK 1024752

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended February 28, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ____________ to ____________


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


                           YES   X        NO
                               -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
       Class of Common Stock                       March 31, 1998
       ---------------------                       --------------
       Common Stock, $.01 par value per share         4,987,475

                            TEMPLATE SOFTWARE, INC.
                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets                                     3

             Consolidated Statements of Operations                           4

             For the  Three Months Ended February 28,                        4

             Consolidated Statements of Cash Flows                           5

             Notes to the Consolidated Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        7

Item 2.  Changes in Securities.                                             10

Item 6.  Exhibits and Reports on Form 8-K.                                  10

             Signatures                                                     11

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

                                     PART I
                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS.

                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                   FEBRUARY 28, 1998     NOVEMBER 30, 1997
                                                                             (AUDITED)
                                                   ---------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                              $ 4,594              $ 2,739
 Marketable securities                                    9,958               13,318
 Accounts receivable, net                                11,152               10,474
 Income tax receivable                                      496                  236
 Deferred income taxes                                      734                  406
 Prepaid expenses and other current assets                1,058                  689
                                                   ---------------------------------------
  Total current assets                                   27,992               27,862
Property and equipment, net                               2,358                2,194
Software development costs, net                           1,723                1,491
Goodwill, net                                            10,533               10,710
Deferred income taxes                                       408                  408
Other assets                                                314                  306
                                                   ---------------------------------------
   Total assets                                         $43,328              $42,971
                                                   =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                  $ 3,746              $ 4,149
 Current portion of long-term debt                          321                  179
 Income taxes payable                                        95                   35
 Deferred income                                            763                  795
                                                   ---------------------------------------
  Total current liabilities                               4,925                5,158
                                                   ---------------------------------------
Long-term liabilities:
 Long-term debt, net of current portion                     297                  211
 Other long-term liabilities                                322                  309
                                                   ---------------------------------------
  Total liabilities                                       5,544                5,678
                                                   ---------------------------------------

Shareholders' equity:
Common Stock, $0.01 par value                                49                   47
Additional paid-in capital                               34,767               33,911
Foreign currency translation                                (58)                  49
Retained earnings                                         3,026                3,286
                                                   ---------------------------------------
 Total shareholders' equity                              37,784               37,293
                                                   ---------------------------------------
  Total liabilities and shareholders' equity            $43,328              $42,971
                                                   =======================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)

                                                      FOR THE  THREE MONTHS ENDED FEBRUARY 28,
                                                            1998                    1997
                                                      ---------------------------------------
Revenues:
  Products                                              $    1,309               $    1,489
  Services                                                   6,901                    2,465
                                                      ---------------------------------------
    Total Revenues                                           8,210                    3,954
                                                      ---------------------------------------
Cost of revenues:
  Products                                                     403                      182
  Services                                                   4,619                    1,467
                                                      ---------------------------------------
    Total cost of revenues                                   5,022                    1,649
                                                      ---------------------------------------
Gross profit                                                 3,188                    2,305
                                                      ---------------------------------------

Operating expenses:
  Selling and marketing                                      2,165                      824
  Product development                                          354                      326
  General and administrative                                 1,276                      633
                                                      ---------------------------------------
    Total operating expenses                                 3,795                    1,783
                                                      ---------------------------------------
Income (loss) from operations                                 (607)                     522
  Interest expense                                              28                       13
  Other income                                                 182                      137
                                                      ---------------------------------------
Net income (loss) before income taxes                         (453)                     646
Income tax provision (benefit)                                (193)                     239
                                                      ---------------------------------------
Net income (loss)                                       $     (260)              $      407
                                                      =======================================
Earnings (loss) per share - basic                       $    (0.05)              $     0.14
                                                      =======================================
Shares used in computing basic earnings
 (loss) per share                                        4,762,180                2,905,550
                                                      =======================================
Earnings (loss) per share - diluted                     $    (0.05)              $     0.08
                                                      =======================================
Shares used in computing diluted
 earnings (loss) per share                               4,762,180                4,979,755
                                                      =======================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED FEBRUARY 28,
                                                              1998                      1997
                                                          ---------------------------------------
Cash flows provided by (used in) by
 operating activities                                         (1,759)                       79
                                                          ---------------------------------------
Cash flows from investing activities:
  Proceeds from sales and maturities of
   marketable securities                                       3,367                   (14,461)
  Capital expenditures and leasehold improvements               (380)                     (135)
  Capitalization of software development costs                  (346)                     (211)
                                                          ---------------------------------------
    Net cash provided by (used in) in
     investing activities                                      2,641                   (14,807)
                                                          ---------------------------------------
Cash flows from financing activities:
  Revolving credit facility, net                                  (5)                       --
  Note payable, net                                              236                       (23)
  Payments on capital lease obligations                          (13)                      (12)
  Income tax benefit related to stock options                    313                        --
  Proceeds from issuance of capital
   stock, net of issuance costs                                  448                    19,953
                                                          ---------------------------------------
    Net cash provided by (used in)
     financing activities                                        979                    19,918
                                                          ---------------------------------------
Effect of exchange rate changes on cash
 and cash equivalents                                             (6)                      (21)
                                                          ---------------------------------------
Net increase in cash and cash equivalents                      1,855                     5,169
Cash and cash equivalents, beginning of period                 2,739                     8,397
                                                          ---------------------------------------
Cash and cash equivalents, end of period                       4,594                    13,566
Marketable securities, end of period                           9,958                    14,461
                                                          ---------------------------------------
Cash, cash equivalents and marketable
 securities, end of period                                    14,552                    28,027
                                                          =======================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            TEMPLATE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1998

NOTE A -- BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of February 28, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10K. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the operating results to be expected for the full year.

NOTE B - ACQUISITIONS AND STRATEGIC VENTURES

MILESTONE SOFTWARE GES. MBH.

          On March 30, 1998, the Company acquired the remaining 56% of the issued and outstanding equity interests of milestone software Ges. mbH, an Austrian corporation ("Milestone-Austria"), from Milestone-Austria's three
                       -----------------
owners for an aggregate cash purchase price of $100,000. The acquisition agreement also provides for additional contingent consideration not to exceed $250,000 of equivalent shares of common stock to all of the selling shareholders if certain revenue and profit objectives are met by the Company's fiscal year end. The acquisition is expected to be accounted for as a purchase. As a result of this transaction, the Company owns 100% of Milestone Austria.

PRECISE CONNECTIVITY SOLUTIONS LTD.

          On March 30, 1998, Template entered into a Convertible Note Purchase Agreement with Precise Connectivity Solutions Ltd. ("Precise"), an Israeli limited corporation, pursuant to which Template purchased a Note from Precise for an aggregate purchase price of $500,000. The Note is convertible at the option of Template or Precise into that number of fully-paid, non-assessable shares of Preferred Stock of Precise equal to eight percent (8%) of the issued and outstanding capital stock of Precise, on a fully-diluted basis, including such shares of Preferred Stock.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

          The financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997:
SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management believes the adoption of these statements will not have a material effect on the Company's financial statements.

          In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which will supersede SOP 91-1 effective January 1, 1998. Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to the Company's revenue recognition policies.

NOTE D - INCOME TAXES

          The Company's effective tax rate of 43% for the quarter ended February 28, 1998 was higher than the effective tax rate of 37% for the quarter ended February 28, 1997, primarily as a result of the German and French tax rates that were higher than the effective tax rate of the Company prior to the acquisitions of the German and French entities.

          The Company recognized a tax benefit of approximately $313,000 from disqualifying dispositions of stock options for the three months ended February 28, 1998. The benefit is the difference between the market value of the stock issued at the time of exercise and the option price tax effected at the Company's effective tax rate. This benefit was first applied to federal and state income taxes payable with the remainder recorded as a deferred tax asset. In accordance with APB 25, the tax benefit is credited directly to additional paid in capital.

NOTE E - EARNINGS PER SHARE

          Earnings per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. The Company did not have any dilutive common shares during the three months ended February 28, 1998. Net income (loss) reported was not adjusted for the computation of basis or diluted earnings per share.

          The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

                                                           February 28,
                                                      ----------------------
                                                         1998        1997
                                                      ----------  ----------
     Weighted average shares outstanding - basic       4,762,180   2,905,550
     Potential common shares                                  --   2,074,205
                                                       ---------   ---------
     Weighted average shares outstanding - diluted     4,762,180   4,979,755
                                                       =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

          Revenue. Total Revenue was $8.2 million for the quarter ended February 28, 1998 compared to $4.0 million for the quarter ended February 28, 1997, an increase of $4.2 million or 107.6%. This growth resulted principally from volume increases in sales of software-related services and additional revenue realized from acquisitions consummated after the first quarter of 1997.

          Product Revenue was $1.3 million for the quarter ended February 28, 1998 compared to $1.5 million for the quarter ended February 28, 1997, a decrease of $0.2 million or 12.1%. This decrease was primarily attributable to the timing of orders for licenses. Services Revenue was $6.9 million for the quarter ended February 28, 1998 compared to $2.5 million for the quarter ended February 28, 1997, an increase of $4.4 million or 180.0%. This increase was primarily attributable to the implementation of larger scale client engagements for complete solutions and additional service revenue resulting from acquisitions.

          Cost of Revenue. Total Cost of Revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total Cost of Revenue was $5.0 million for the quarter ended February 28, 1998 compared to $1.6 million for the quarter ended February 28, 1997, an increase of $3.4 million or 204.5%. This increase was primarily attributable to additional professional staff hired and or added through acquisition to perform the increased volume of software services. Total Cost of Revenue was 61.2% of total revenue for the quarter ended February 28, 1998 compared to 41.7% of total revenue for the quarter ended February 28, 1997. This percentage increase was primarily attributable to the Company's increase in service revenue with related lower gross margin.

          Cost of Product Revenue was $0.4 million for the quarter ended February 28, 1998 compared to $0.2 million for the quarter ended February 28, 1997, an increase of $0.2 million or 121.4%. The Cost of Product Revenue increased in the quarter ended February 28, 1998 due to the consolidation of the Cost of Product Revenue from the Company's German operation, where the cost of product revenue consisted primarily of royalties to third party software vendors which are higher than the Company's cost of its products. Cost of Services Revenue was $4.6 million for the quarter ended February 28, 1998 compared to $1.5 million for the quarter ended February 28, 1997, an increase of $3.1 million or 214.9%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce Cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

          Selling and Marketing. Selling and Marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and Marketing expenses were $2.2 million for the quarter ended February 28, 1998 compared to $0.8 million for the quarter ended February 28, 1997, an increase of $1.4 million or 162.7% This increase resulted primarily from the Company's strategic shift toward direct sales, expenditures related to expanding market awareness of the Company's products and services, expenditures related to market research relating to potential new industry templates and the consolidation of sales and marketing expenditures of the German entity.

          Product Development. Product Development expenses were $0.4 million for the quarter ended February 28, 1998 compared to $0.3 million for the quarter ended February 28, 1997, an increase of $0.1 million or 8.6%. This increase resulted primarily from the development of enhancements to the Company's Foundation Template, including the Process Monitor Component and the Geographic Mapping Components and the development of the Company's new integration product, Active Information Manager (AIM). Product Development expenses in the three-month period ended February 28, 1997 included offsets of $0.1 million as a result of the Company's participation in a Federal Technology Reinvestment Program. The offsets generated by this program ended in the third quarter of 1997.

          General and Administrative. General and Administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and Administrative expenses were $1.3 million for the quarter ended February 28, 1998 compared to $0.6 million for the quarter ended February 28, 1997 an increase of $0.7 million or

101.6%. This increase is primarily attributable to an increase in corporate administrative staff and the goodwill amortization for the French subsidiary acquired in March 1997 and the German subsidiary acquired in June 1997.

          Income Tax (Benefit) Provision. The Income Tax Benefit was $0.2 for the quarter ended February 28, 1998 compared to an Income Tax Provision of $0.2 for the quarter ended February 28, 1997. The income tax benefit was attributable to losses incurred by the Company's foreign operations during the three-month period ended February 28, 1998. The Company's effective tax rate of 43% for the quarter ended February 28, 1998 was higher than the effective tax rate of 38% for the quarter ended February 28, 1997, primarily as a result of a German tax rate that was higher than the effective tax rate of the Company prior to the German acquisition.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's overall cash and cash equivalents were $4.6 million at February 28, 1998, which is an increase of approximately $1.9 million from $2.7 million as of November 30, 1997. The Company's operating activities used cash of $1.8 million for the three month period ended February 28, 1998. During the three month period ended February 28, 1998, cash flow used by operating activities reflected the net loss, a decrease in accrued expenses and increases in accounts receivable, income tax receivable, deferred tax benefit and prepaid expenses which were partially offset depreciation and amortization.

          Cash provided by investing activities totaled $2.6 million during the three month period ended February 28, 1998 relating primarily to $3.4 million of proceeds from short-term, investment grade marketable securities with maturities of less than one year which was partially offset by $0.4 million of capital expenditures and $0.3 million of software capitalization.

          Cash flow provided from financing activities totaled $1.0 million for the three month period ended February 28, 1998 primarily relating to the net proceeds from the issuance of Company's Common Stock under stock programs and the issuance of a note payable for the Company's directors' and officers' insurance premium.

          The Company has a line of credit under a Loan and Security Agreement (the "Loan Agreement") with Signet Bank (the "Bank") in the aggregate principal
      --------------                          ----
amount of $3.0 million. As of February 28, 1998, there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. In addition, the Company's French subsidiary maintains an unsecured line of credit with Banque Hervet for 500,000FF for overdraft protection at an interest rate of 8.3%. As of February 28, 1998, 170,502FF ($28,996) was outstanding under this line of credit.

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

IMPACT OF YEAR 2000 ISSUE

          The Company is in the process of assessing its computer applications to ensure their functionality with respect to the "Year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

Use of Proceeds

          In the Company's Registration Statement on Form S-1 (Registration
No. 333-17063) effective January 28, 1997, 1,400,000 shares of Common Stock were registered for the account of the Company and 700,000 shares of Common Stock were registered for the accounts of selling security holders with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,068,641 of other expenses for a total expense of $2,636,641. The net offering proceeds for the account of the Company were $19,763,359. From the effective date of the Registration Statement, through the end date of the period covered by this report, the Company used $7,356,848 to acquire other businesses, $9,957,997 to purchase temporary investments in marketable securities and $2,448,514 remains unused as cash and cash equivalents. There has not been a material change in the use of proceeds described in the Company's prospectus.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  The following exhibits are filed herewith:

          Exhibit
          Number                            Exhibit Title
          --------  ------------------------------------------------------------
            10.1    Service Agreement between the Company and Richard Collard
                    executed March 20, 1998

            10.2 Share Purchase Agreement dated March 30, 1998 between the Company and the shareholders of milestone software
                    Ges. mbH/1/

            27.1    Financial Data Schedule for the three month period ended
                    February 28, 1998

            27.2 Restated Financial Data Schedule for the three month period ended February 28, 1997

          (b)  Reports on Form 8-K

          On April 6, 1998, the Company filed a report on Form 8-K (Commission file no: 0-21921) regarding the acquisition of the remaining 56% of the issued and outstanding equity interests of milestone software Ges. mbH. The acquisition was consummated on March 30, 1998.

--------------
/1/   Incorporated by reference to the report on Form 8-K (Commission file no: 0-21921) filed by the Company on April 6, 1998.

SIGNATURE
---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    April 15, 1998            TEMPLATE SOFTWARE, INC.



                                    By: /s/ Kimberly E. Osgood
                                        ------------------------
                                        Kimberly E. Osgood
                                        Chief Financial Officer and
                                        Chief Accounting Officer