Form 10-Q
period 1998-05-31
TEMPLATE SOFTWARE INC
filed 1998-07-14
CIK 1024752

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ____________________

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended May 31, 1998


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


               YES [X]                        NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
Class of Common Stock                             June 30, 1998
---------------------                             --------------
Common Stock, $.01 par value per share            5,109,255

                            TEMPLATE SOFTWARE, INC.
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                               3

ITEM 1. FINANCIAL STATEMENTS.                                                3

CONSOLIDATED BALANCE SHEETS                                                  3

CONSOLIDATED STATEMENTS OF OPERATIONS                                        4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        5

NOTES TO THE FINANCIAL STATEMENTS                                            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.                                                       8

PART II - OTHER INFORMATION                                                 11

ITEM 2.  CHANGES IN SECURITIES.                                             11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                  11

SIGNATURE                                                                   12
---------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                  MAY 31, 1998      NOVEMBER 30, 1997
                                                  (UNAUDITED)           (AUDITED)
                                             ----------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 5,335                 $ 2,739
  Marketable securities                             9,965                  13,318
  Accounts receivable, net                         11,480                  10,474
  Income tax receivable                                67                     201
  Deferred income taxes                               918                     406
  Inventory                                           463                      58
  Note receivable                                     500                      --
  Prepaid expenses                                    862                     484
  Other current assets                                188                     147
                                             ----------------------------------------
    Total current assets                           29,778                  27,827
Property and equipment, net                         2,476                   2,194
Software development costs, net                     2,020                   1,491
Goodwill, net                                      10,934                  10,710
Other assets                                          755                     714
                                             ----------------------------------------
      Total assets                                $45,963                 $42,936
                                             ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $ 4,873                 $ 4,149
  Current portion of long-term debt                   313                     179
  Deferred income                                     932                     795
                                             ----------------------------------------
    Total current liabilities                       6,118                   5,123
                                             ----------------------------------------
Long-term liabilities:
  Long-term debt, net of current portion              227                     211
  Other long-term liabilities                         338                     309
                                             ----------------------------------------
    Total liabilities                               6,683                   5,643
                                             ----------------------------------------
Shareholders' equity:
Common stock                                           51                      47
Additional paid-in capital                         35,516                  33,911
Foreign currency translation                          (53)                     49
Retained earnings                                   3,766                   3,286
                                             ----------------------------------------
    Total shareholders' equity                     39,280                  37,293
                                             ----------------------------------------
      Total liabilities and shareholders'
       equity                                     $45,963                 $42,936
                                             ========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)


                                     FOR THE  THREE MONTHS           FOR THE SIX MONTHS
                                         ENDED MAY 31,                  ENDED MAY 31,
                                 ------------------------------   ---------------------------
                                       1998            1997            1998         1997
                                 ------------------------------   ---------------------------
Revenues:
  Products                         $    2,787     $    1,236        $    4,096    $    2,725
  Services                              7,320          3,339            14,221         5,804
                                 ------------------------------   ---------------------------
    Total Revenues                     10,107          4,575            18,317         8,529
                                 ------------------------------   ---------------------------
Cost of revenues:
  Products                                343            181               747           363
  Services                              4,464          1,698             9,083         3,165
                                 ------------------------------   ---------------------------
    Total cost of revenues              4,807          1,879             9,830         3,528
                                 ------------------------------   ---------------------------
Gross profit                            5,300          2,696             8,487         5,001
                                 ------------------------------   ---------------------------

Operating expenses:
  Selling and marketing                 2,477          1,289             4,641         2,113
  Product development                     338            310               692           636
  General and administrative            1,470            504             2,746         1,137
                                 ------------------------------   ---------------------------
    Total operating expenses            4,285          2,103             8,079         3,886
                                 ------------------------------   ---------------------------
Income from operations                  1,015            593               408         1,115
  Interest expense                        (25)           (16)              (53)          (29)
  Other income                            191            344               373           481
                                 ------------------------------   ---------------------------
Net income before income taxes          1,181            921               728         1,567
Income tax provision                      441            341               248           580
                                 ------------------------------   ---------------------------
Net income                         $      740     $      580        $      480    $      987
                                 ==============================   ===========================
Earnings per share - basic         $     0.15     $     0.13        $     0.10    $     0.27
                                 ==============================   ===========================
Shares used in computing basic
 earnings per share                 5,031,912      4,324,774         4,898,526     3,622,961
                                 ==============================   ===========================
Earnings per share - diluted       $     0.13     $     0.11        $     0.08    $     0.20
                                 ==============================   ===========================
Shares used in computing diluted
 earnings per share                 5,887,929      5,425,316         5,869,790     5,045,891
                                 ==============================   ===========================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                         FOR THE SIX MONTHS ENDED MAY 31,
                                                                  ------------------------------------------
                                                                             1998              1997
                                                                  -------------------------------------------
Cash flows used in by operating activities                          $   (345)                $   (702)
                                                                  ------------------------------------------
Cash flows from investing activities:
  Proceeds from sales and maturities of marketable securities          3,367                       --
  Purchase of marketable securities                                       --                  (14,520)
  Purchase of convertible note                                          (300)                      --
  Capital expenditures and leasehold improvements                       (655)                    (378)
  Capitalization of software development costs                          (756)                    (505)
  Acquisition of business, net of cash acquired                         (193)                     (63)
                                                                  ------------------------------------------
    Net cash provided by (used in) in investing activities             1,463                  (15,466)
                                                                  ------------------------------------------

Cash flows from financing activities:
  Revolving credit facility, net                                         (60)                      --
  Note payable, net                                                      180                      (44)
  Payments on capital lease obligations                                  (26)                     (24)
  Income tax benefit related to stock options                            604                       --
  Proceeds from sale of common stock under stock programs                810                       --
  Proceeds from issuance of capital stock, net of issuance costs           0                   20,105
                                                                  ------------------------------------------
    Net cash provided by financing activities                          1,508                   20,037
                                                                  ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents             (30)                      52
                                                                  ------------------------------------------
Net increase in cash and cash equivalents                              2,596                    3,921
                                                                  ------------------------------------------
Cash and cash equivalents, beginning of period                         2,739                    8,397
                                                                  ------------------------------------------
Cash and cash equivalents, end of period                               5,335                   12,318
Marketable securities, end of period                                   9,965                   14,684
                                                                  ------------------------------------------
Cash, cash equivalents and marketable securities, end of
 period                                                             $ 15,300                 $ 27,002
                                                                  ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of May 31, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10K. The results of operations for the six months ended May 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.


NOTE B - ACQUISITIONS AND STRATEGIC VENTURES

MILESTONE SOFTWARE GES.MBH.

     On March 30, 1998, the Company acquired the remaining 56% of the issued and outstanding equity interests of milestone software Ges. mbH, an Austrian corporation ("Milestone-Austria"), for an aggregate cash purchase price of
              -----------------
$100,000. The acquisition agreement also provides for additional contingent consideration not to exceed $250,000 of equivalent shares of common stock to all of the selling shareholders if certain revenue and profit objectives are met by the Company's fiscal year end. The acquisition which totaled $270,000 excluding $797,001 of assumed liabilities was accounted for as a purchase. The excess of the purchase price over the fair value of the net tangible assets acquired of $603,761 was allocated to goodwill and is expected to be amortized over its estimated useful life of 15 years. The final allocation of the purchase price is subject to the completion of management's due diligence, however, that allocation is not expected to differ materially from the initial allocation. As a result of this transaction, the Company owns 100% of Milestone Austria.


PRECISE CONNECTIVITY SOLUTIONS LTD.

     On March 30, 1998, the Company entered into a Convertible Note Purchase Agreement ("Note Agreement") with Precise Connectivity Solutions Ltd. ("Precise"), an Israeli limited corporation, pursuant to which the Company purchased a Note from Precise for an aggregate purchase price of $500,000. The Note Agreement requires the Company to make five $100,000 monthly installments of which $300,000 was paid as of May 31, 1998. The remaining installments are recorded as an accrued expense. The Note is convertible at the option of the Company or Precise into that number of fully-paid, non-assessable shares of Preferred Stock of Precise equal to eight percent (8%) of the issued and outstanding capital stock of Precise, on a fully-diluted basis, including such shares of Preferred Stock.

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

  In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. Management has elected early adoption of this statement effective December 1, 1997.


NOTE D - INCOME TAXES


     The Company's effective tax rate of 37% for the quarter ended May 31, 1998 was unchanged from the quarter ended May 31, 1997. The Company's effective tax rate of 34% for the six month period ended May 31, 1998 was lower than the effective tax rate of 37% for the six month period ended May 31, 1997, primarily attributable to operating losses in higher tax jurisdictions during the six month period ended May 31, 1998.

     The Company recognized a tax benefit of approximately $292,000 and $604,000 from disqualifying dispositions of stock options for the three and six month periods ended May 31, 1998, respectively. The benefit is the difference between the market value of the stock issued at the time of exercise and the option price tax effected at the Company's effective tax rate. This benefit was first applied to federal and state income taxes payable with the remainder recorded as a deferred tax asset. The tax benefit is credited directly to additional paid in capital.


NOTE E - EARNINGS PER SHARE


     Earnings per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

     The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

                                                 Three Months Ended     Six Months Ended
                                                --------------------  --------------------
                                                      May 31,               May 31,
                                                --------------------  --------------------
                                                   1998       1997       1998       1997
                                                ---------  ---------  ---------  ---------
Weighted average shares outstanding - basic     5,031,912  4,324,774  4,898,526  3,622,961
Potential common shares                           856,017  1,100,542    971,264  1,422,930
                                                ---------  ---------  ---------  ---------
Weighted average shares outstanding - diluted   5,887,929  5,425,316  5,869,790  5,045,891
                                                =========  =========  =========  =========


NOTE F - INVESTMENT

     The Company entered into a purchase contract during June 1998 to acquire an office building and land to relocate its expanding UK operations. The purchase price of this acquisition was (Pounds)1,160,000 (approximately $1,939,000) and the Company is reviewing alternative financing opportunities for this transaction.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.

Results of Operations

     Revenue. Total Revenue was $10.1 million for the quarter ended May 31, 1998 compared to $4.6 million for the quarter ended May 31, 1997, an increase of $5.5 million or 120.9%. Total Revenue for the six month period ended May 31, 1998 was $18.3 million compared to $8.5 million for the six month period ended May 31, 1997, an increase of $9.8 million or 114.8%. This growth resulted principally from volume increases in sales of software-related services and additional revenue realized from acquisitions consummated after the second quarter of 1997.

     Product Revenue was $2.8 million for the quarter ended May 31, 1998 compared to $1.2 million for the quarter ended May 31, 1997, an increase of $1.6 million or 125.5%. For the six month period ended May 31, 1998, Product Revenue was $4.1 million compared to $2.7 million for the six month period ended May 31, 1997, an increase of $1.4 million or 50.3%. This increase was primarily attributable to the sales of development and deployment licenses associated with several new contract engagements in the quarter including $1.0 million of licenses sold to a European customer. Services Revenue was $7.3 million for the quarter ended May 31, 1998 compared to $3.3 million for the quarter ended May 31, 1997, an increase of $4.0 million or 119.2%. Services Revenue was $14.2 million for the six month period ended May 31, 1998, compared to $5.8 million for the six month period ended May 31, 1997, an increase of $8.4 million or 145.0%. This increase was primarily attributable to the implementation of larger scale client engagements for complete solutions and additional service revenue resulting from acquisitions.

     Cost of Revenue. Total Cost of Revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total Cost of Revenue was $4.8 million for the quarter ended May 31, 1998 compared to $1.9 million for the quarter ended May 31, 1997, an increase of $2.9 million or 155.8%. Total cost of revenue was $9.8 million for the six month period ended May 31, 1998 compared to $3.5 million for the six month period ended May 31, 1997, an increase of $6.3 million or 178.6%. This increase was primarily attributable to additional professional staff hired and added through acquisition to perform the increased volume of software services. Total Cost of Revenue was 47.6% of total revenue for the quarter ended May 31, 1998 compared to 41.1% of total revenue for the quarter ended May 31, 1997. For the six month period ended May 31, 1998, total cost of revenue increased to 53.7% of total revenue compared to 41.4% for the comparable period last year. This percentage increase was primarily attributable to the Company's increase in service revenue with related lower gross margin.

     Cost of Product Revenue was $0.3 million for the quarter ended May 31, 1998 compared to $0.2 million for the quarter ended May 31, 1997, an increase of $0.1 million or 89.5%. Cost of Product Revenue was $0.7 million for the six months ended May 31, 1998 compared to $0.4 million for the quarter ended May 31, 1997, an increase of $0.3 million or 105.5%. The Cost of Product Revenue increased in the three month and six month periods ended May 31, 1998 due to the consolidation of the

Cost of Product Revenue from the Company's German operation, where the Cost of Product Revenue consisted primarily of royalties to third party software vendors which are higher than the Company's cost of its products. Cost of Services Revenue was $4.5 million for the quarter ended May 31, 1998 compared to $1.7 million for the quarter ended May 31, 1997, an increase of $2.8 million or 162.9%. Cost of Services Revenue was $9.1 million for the six month period ended May 31, 1998, compared to $3.2 million for the six month period ended May 31, 1997, an increase of $5.9 million or 187.0%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce Cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing. Selling and Marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and Marketing expenses were $2.5 million for the quarter ended May 31, 1998 compared to $1.3 million for the quarter ended May 31, 1997, an increase of $1.2 million or 92.2%. Selling and marketing expenses were $4.6 million for the six month period ended May 31, 1998, compared to $2.1 million for the six month period ended May 31, 1997, an
increase of $2.5 million or 119.7%.   This increase resulted primarily from
expenditures related to the Company sponsored technology forum for its customers, Solutions '98 and the consolidation of sales and marketing expenditures of the newly acquired entities.

     Product Development. Product Development expenses were $0.3 million for the quarter ended May 31, 1998, unchanged from the quarter ended May 31, 1997. Product development expenses were $0.7 million for the six month period ended May 31, 1998, compared to $0.6 million for the six month period ended May 31, 1997, an increase of $0.1 million or 8.8%. This increase resulted primarily from the development of enhancements to the Company's Foundation Template, including the Process Monitor Component and the Geographic Mapping Components and the development of the Company's new integration product, Active Information Manager(TM) (AIM). Product Development expenses in the three and six month periods ended May 31, 1997 included offsets of $0.1 million and $0.2 million, respectively, as a result of the Company's participation in a Federal Technology Reinvestment Program. The offsets generated by this program ended in the third quarter of 1997.

     General and Administrative. General and Administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and Administrative expenses were $1.5 million for the quarter ended May 31, 1998 compared to $0.5 million for the quarter ended May 31, 1997 an increase of $1.0 million or 191.7%. General and administrative expenses were $2.7 million for the six month period ended May 31, 1998, compared to $1.1 million for the six month period ended May 31, 1997, an increase of $1.6 million or 141.5%. This increase is primarily attributable to the goodwill amortization for the French subsidiary acquired in March 1997 and the German subsidiary acquired in June 1997 and an increase in corporate administrative staff.

     Income Tax Provision. The Income Tax Provision was $0.4 million for the quarter ended May 31, 1998 compared to $0.3 million for the quarter ended May 31, 1997, an increase of $0.1 million or 29.3%. The Company's effective tax rate of 37% for the quarter ended May 31, 1998 was unchanged from the six months ended May 31, 1997. The increase of the provision was attributable to the increase in the Company's pretax profits. The Income Tax Provision for the six months ended May 31, 1998 was $0.2 million compared to $0.6 million for the six month period ended May 31, 1997, an decrease of $0.4 million or 57.2%. The Company's effective tax rate of 34% for the six month period ended May 31,

1998 was lower than the effective tax rate of 37% for the six month period ended May 31, 1997, primarily attributable to operating losses in higher tax jurisdictions during the six month period ended May 31, 1998. If the operating profits increase in the higher tax jurisdictions during the six months ending November 30, 1998 the effective tax rate will increase accordingly.


LIQUIDITY AND CAPITAL RESOURCES


     The Company's overall cash and cash equivalents were $5.3 million at May 31, 1998, which is an increase of approximately $2.6 million from $2.7 million as of November 30, 1997. The Company's operating activities used cash of $0.3 million for the six month period ended May 31, 1998. During the six month period ended May 31, 1998, cash flow used by operating activities reflected a deferred tax benefit and increases in prepaid expenses, inventory and accounts receivable which were partially offset by the net income, depreciation and amortization.

     Cash provided by investing activities totaled $1.5 million during the six month period ended May 31, 1998 relating primarily to $3.4 million of proceeds from short-term, investment grade marketable securities with maturities of less than one year which was partially offset by $0.7 million of capital expenditures, $0.3 million investment in Precise Connectivity Solutions Ltd. and $0.8 million of software capitalization.

     Cash flow provided from financing activities totaled $1.5 million for the six month period ended May 31, 1998 primarily relating to the net proceeds from the issuance of Company's Common Stock under stock programs, the tax benefit related to the disqualifying dispositions of incentive stock options and the issuance of a note payable for the Company's directors' and officers' insurance premium.

     The Company has a line of credit under a Loan and Security Agreement (the "Loan Agreement") with First Union National Bank , previously Signet Bank, (the
---------------
"Bank") in the aggregate principal amount of $3.0 million.  As of May 31, 1998,
 ----
there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. Effective June 30, 1998, the Company and the Bank entered into a new Loan Agreement which modified the original Loan Agreement. Such modifications included, but were not limited to, the release of the Collateral, the modification of the termination date and the reduction of the interest rate. In addition, the Company's French subsidiary maintains an unsecured line of credit with Banque Hervet for 500,000FF for overdraft protection at an interest rate of 8.3%. As of May 31, 1998, 116,225FF ($19,398) was outstanding under this line of credit.

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

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

Use of Proceeds

     In the Company's Registration Statement on Form S-1 (Registration No. 333-17063) effective January 28, 1997, 1,400,000 shares of Common Stock were registered for the account of the Company and 700,000 shares of Common Stock were registered for the accounts of selling security holders with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,068,641 of other expenses for a total expense of $2,636,641. The net offering proceeds for the account of the Company were $19,763,359. From the effective date of the Registration Statement, through the end date of the period covered by this report, the Company used $7,549,550 to acquire other businesses, $9,965,000 to purchase temporary investments in marketable securities and $2,248,809 remains unused as cash and cash equivalents. There has not been a material change in the use of proceeds described in the Company's prospectus.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On April 28, 1998, the Company held its annual shareholder's meeting (the "Annual Meeting"). The business of the Annual Meeting was the election of Class
---------------
II directors to the Company's Board of Directors, the selection of the Company's independent auditors for fiscal year 1997 and the approval of an amendment to the Company's 1996 Equity Incentive Plan that would increase the number of authorized shares under such plan from 1,000,000 to 2,500,000.. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions, as applicable, as to the foregoing matters.

        I. The balloting for the election of Class II Directors of the Company (Andrew B. Ferrentino and Dr. Gerhard Barth) resulted as follows:

                For:  4,222,893; Abstain: 10,256

       II. The proposal submitted to the shareholders to amend the 1996 Equity Incentive Plan:

                For: 2,586,387; Against: 416,413; Abstain: 8,428, withheld
                     1,221,921

      III. The proposal submitted to the shareholders to approve and ratify the selection of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending November 30, 1998 was adopted by the following vote:

                For: 4,228,549; Against: 0; Abstain: 4,600

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


  (a) The following exhibits are filed herewith:


          Exhibit
          Number    Exhibit Title
          ------    -------------

          27.1      Financial Data Schedule for the six month period ended May
                    31, 1998

          27.2 Restated Financial Data Schedule for the six month period ended May 31, 1997
______________
  (b)  Reports on Form 8-K

     On July 10, 1998, the Company filed a report on Form 8-K (Commission file no: 0-21921) regarding the adoption of a Shareholder Rights Plan.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    July 14, 1998       TEMPLATE SOFTWARE, INC.



                              By: /s/ Kimberly E. Osgood
                                  ------------------------
                                  Kimberly E. Osgood
                                  Chief Financial Officer and
                                  Chief Accounting Officer