Form 10-Q
period 1998-08-31
TEMPLATE SOFTWARE INC
filed 1998-10-15
CIK 1024752

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended August 31, 1998

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

                    YES ___X___                  NO _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
     Class of Common Stock                           October 12, 1998
     ---------------------                           ----------------
     Common Stock, $.01 par value per share             5,125,920

                            TEMPLATE SOFTWARE, INC.
                                     INDEX
                                     -----

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets                                                                         3

Consolidated Statements of Operations                                                               4

Consolidated Statements of Cash Flows                                                               5

Notes to the Financial Statements                                                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.    9

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.                                                14

Item 5.   Other Information                                                                         15

Item 6.   Exhibits and Reports on Form 8-K.                                                         15

SIGNATURE                                                                                           16
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                     AUGUST 31, 1998   NOVEMBER 30, 1997
                                                       (UNAUDITED)        (AUDITED)
                                                     -----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                               $3,608                  $2,739
  Marketable securities                                   10,166                  13,318
  Accounts receivable, net                                10,837                  10,474
  Income tax receivable                                       --                     201
  Deferred income taxes                                    1,152                     406
  Inventory                                                  443                      58
  Note receivable                                            500                      --
  Prepaid expenses                                           839                     484
  Other current assets                                        68                     147
                                                     -----------------------------------
    Total current assets                                  27,613                  27,827
Property and equipment, net                                5,035                   2,194
Software development costs, net                            2,258                   1,491
Goodwill, net                                             10,728                  10,710
Other assets                                                 746                     714
                                                     -----------------------------------
      Total assets                                       $46,380                 $42,936
                                                     ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                   $4,213                  $4,149
  Current portion of long-term debt                          328                     179
  Income tax payable                                         607                      --
  Deferred income                                            988                     795
                                                     -----------------------------------
    Total current liabilities                              6,136                   5,123
                                                     -----------------------------------
Long-term liabilities:
  Long-term debt, net of current portion                     166                     211
  Other long-term liabilities                                342                     309
                                                     -----------------------------------
    Total liabilities                                      6,644                   5,643
                                                     -----------------------------------
Shareholders' equity:
Common stock                                                  51                      47
Additional paid-in capital                                35,691                  33,911
Foreign currency translation                                  78                      49
Retained earnings                                          3,916                   3,286
                                                     -----------------------------------
    Total shareholders' equity                            39,736                  37,293
                                                     -----------------------------------
      Total liabilities and shareholders' equity          $46,380                 $42,936
                                                     ===================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)



                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                        ENDED AUGUST 31,                  ENDED AUGUST 31,
                                     ----------------------           -----------------------
                                         1998        1997                 1998       1997
                                     ----------------------           -----------------------
Revenues:
  Products                           $    1,154  $    1,929           $    5,250   $    4,654
  Services                                8,691       5,579               22,912       11,383
                                     ----------------------           -----------------------
    Total Revenues                        9,845       7,508               28,162       16,037
                                     ----------------------           -----------------------
Cost of revenues:
  Products                                  383         657                1,130        1,020
  Services                                5,427       3,177               14,510        6,342
                                     ----------------------           -----------------------
    Total cost of revenues                5,810       3,834               15,640        7,362
                                     ----------------------           -----------------------
Gross profit                              4,035       3,674               12,522        8,675
                                     ----------------------           -----------------------
Operating expenses:
  Selling and marketing                   2,460       1,800                7,101        3,913
  Product development                       334         310                1,026          946
  General and administrative              1,263         851                4,009        1,988
                                     ----------------------           -----------------------
    Total operating expenses              4,057       2,961               12,136        6,847
                                     ----------------------           -----------------------
Income (loss) from operations               (22)        713                  386        1,828
  Interest expense                          (22)        (33)                 (75)         (62)
  Other income                              310         205                  683          686
                                     ----------------------           -----------------------
Net income before income taxes              266         885                  994        2,452
Income tax provision                        116         347                  364          927
                                     ----------------------           -----------------------
Net income                           $      150  $      538           $      630   $    1,525
                                     ======================           =======================
Earnings per share - basic           $     0.03  $     0.12           $     0.13   $     0.39
                                     ======================           =======================
Shares used in computing basic
 earnings per share                   5,116,920   4,468,470            4,971,860    3,906,855
                                     ======================           =======================
Earnings per share - diluted         $     0.03  $     0.10           $     0.11   $     0.29
                                     ======================           =======================
Shares used in computing diluted
 earnings per share                   5,757,902   5,168,977            5,835,464    5,237,948
                                     ======================           =======================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED AUGUST 31,
                                                                           ------------------------------------
                                                                                 1998                    1997
                                                                           ------------------------------------
Cash flows provided by (used in) by operating activities                        $1,264                 $(3,387)
                                                                           ------------------------------------
Cash flows from investing activities:
  Proceeds from sales and maturities of marketable securities                    8,367                       --
  Purchase of marketable securities                                             (5,201)                  (8,276)
  Purchase of convertible note                                                    (500)                      --
  Capital expenditures and leasehold improvements                               (3,221)                    (690)
  Capitalization of software development costs                                  (1,155)                    (844)
  Acquisition of business, net of cash acquired                                   (193)                  (7,331)
                                                                           -------------------------------------
    Net cash used in investing activities                                       (1,903)                 (17,141)
                                                                           -------------------------------------
Cash flows from financing activities:
  Revolving credit facility, net                                                   (50)                      38
  Note payable, net                                                                123                     (105)
  Capital lease obligations                                                        (27)                     (37)
  Income tax benefit related to stock options                                      637                       --
  Proceeds from sale of common stock under stock programs                          856                       --
  Proceeds from issuance of capital stock, net of issuance costs                    --                   21,552
                                                                           -------------------------------------
    Net cash provided by financing activities                                    1,539                   21,448
                                                                           -------------------------------------
Effect of exchange rate changes on cash and cash equivalents                       (31)                     (10)
                                                                           -------------------------------------
Net increase in cash and cash equivalents                                          869                      910
Cash and cash equivalents, beginning of period                                   2,739                    8,397
                                                                           -------------------------------------
Cash and cash equivalents, end of period                                         3,608                    9,307
Marketable securities, end of period                                            10,166                    8,299
                                                                           -------------------------------------
Cash, cash equivalents and marketable securities, end of period                $13,774                  $17,606
                                                                           =====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of August 31, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the nine months ended August 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

NOTE B -- ACQUISITIONS AND STRATEGIC VENTURES

MILESTONE SOFTWARE GES.MBH.

     On March 30, 1998, the Company acquired the remaining 56% of the issued and outstanding equity interests of milestone software Ges. mbH, an Austrian corporation ("Milestone-Austria"), for an aggregate purchase price of $1,067,001
              -----------------
which includes cash of $100,000, acquisition expenses of $170,000 and assumed liabilities of $797,001. The excess of the purchase price over the fair value of the net tangible assets acquired of $603,761 was allocated to goodwill and is being amortized over the remainder of its estimated useful life of 15 years.
The final allocation of the purchase price is subject to the completion of management's due diligence, however, that allocation is not expected to differ materially from the initial allocation. As a result of this transaction, the Company owns 100% of Milestone Austria.

     The acquisition agreement also provides for additional contingent consideration not to exceed $250,000 of equivalent shares of common stock to all of the selling shareholders if certain revenue and profit objectives are met by the Company's fiscal year end.

PRECISE CONNECTIVITY SOLUTIONS LTD.

     On March 30, 1998, the Company entered into a Convertible Note Purchase Agreement ("Note Agreement") with Precise Connectivity Solutions Ltd. ("Precise"), an Israeli limited corporation, pursuant to which the Company purchased a Note from Precise for an aggregate purchase price of $500,000 due on March 30, 1999 with a 9% percent interest rate per annum. The Note is convertible at the option of the Company or Precise into that number of fully-paid, non-assessable shares of Preferred Stock of Precise equal to eight percent (8%) of the issued and outstanding capital stock of Precise, on a fully-diluted basis, including such shares of Preferred Stock.

EAGLE EYE TECHNOLOGIES STRATEGIC RELATIONSHIP

     On September 1, 1998, the Company entered into a strategic relationship with Eagle Eye Technologies, Inc. ("Eagle Eye") to sell software and related services to Eagle Eye with respect to the creation by Eagle Eye of its Service Operations Center (the "SOC"). The SOC supports the operations of the Global Locating System, a satellite-based location and messaging system.

     In connection therewith, the Company invested $1,000,000 in Eagle Eye in return for (i) a promissory note (the "Convertible Promissory Note") that is convertible, at the Company's option, into 66,695 shares of common stock of Eagle Eye ("Eagle Eye Common Stock") and (ii) a warrant (the "Warrant") that gives the Company the right to purchase an additional 66,695 shares of Eagle Eye Common Stock for an additional $1,000,000. Interest on the Convertible Promissory Note accrues at the rate of 12% per annum, payable together with principal in a single lump sum on September 1, 2000, unless converted into Eagle Eye Common Stock prior to that date. The Convertible Promissory Note is prepayable by Eagle Eye in whole, but not in part, at any time prior to maturity. The Convertible Promissory Note may be converted at any time prior to the date that is 30 days after the date on which Eagle Eye notifies the Company that the aggregate amount of payments made by Eagle Eye to the Company exceeds $1,000,000 (the "Notification Date"). The Warrant is exercisable by the Company, in whole or in part, at any time beginning on the Notification Date and ending on the date that is 12 months after the Notification Date.

     Furthermore, under the Financing Agreement, the Company also agreed to make available to Eagle Eye an additional $500,000, which may be loaned to Eagle Eye at Eagle Eye's request, on substantially the same terms as set forth in the Convertible Promissory Note, except that such additional indebtedness would be convertible, at the Company's option, into 33,348 shares of Eagle Eye Common Stock.


NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued four new standards which become effective for reporting periods beginning after December 15, 1997:
SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Management believes the adoption of these statements will not have a material effect on the Company's financial statements.

     In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. Management has elected early adoption of this statement effective December 1, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

NOTE D -- INCOME TAXES

     The Company's effective tax rate of 44% for the quarter ended August 31, 1998 increased from 39% for the quarter ended August 31, 1997. This increase is primarily attributable to increases in permanent differences, substantially goodwill related to acquisitions of the Company's German subsidiary in July 1997. The Company's effective tax rate of 37% for the nine month period ended August 31, 1998 decreased from 38% for the nine month period ended August 31, 1997. This decrease is primarily attributable to losses sustained in higher tax jurisdictions in 1998 as compared to 1997.

     The Company recognized a tax benefit of approximately $32,000 and $637,000 from disqualifying dispositions of stock options for the three and nine month periods ended August 31, 1998, respectively. The benefit is the difference between the market value of the stock issued at the time of exercise and the option price tax effected at the Company's effective tax rate. This benefit was first applied to federal and state income taxes payable with the remainder recorded as a deferred tax asset. The tax benefit is credited directly to additional paid in capital.

NOTE E -- EARNINGS PER SHARE

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

                                                 Three Months Ended    Nine Months Ended
                                                -------------------   --------------------
                                                     August 31,            August 31,
                                                --------------------  --------------------
                                                  1998       1997       1998       1997
                                                ---------  ---------  ---------  ---------
Weighted average shares outstanding  basic      5,116,920  4,468,470  4,971,860  3,906,855
Potential common shares                           640,982    700,507    863,604  1,331,093
                                                ---------  ---------  ---------  ---------
Weighted average shares outstanding  diluted    5,757,902  5,168,977  5,835,464  5,237,948
                                                =========  =========  =========  =========

NOTE F -- ASSET ACQUISITION

     In June 1998, the Company purchased office building and land to relocate its expanding UK operations. The purchase price of this acquisition was (Pounds)1,160,000 (approximately $1,939,000) and leasehold improvements are estimated to be approximately (Pounds)500,000 (approximately $815,000). The Company is reviewing alternative financing opportunities for this transaction. The estimated useful life of the building is 40 years and the leasehold improvements are being amortized over 10 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.

Results of Operations

     Revenue. Total Revenue was $9.8 million for the quarter ended August 31, 1998 compared to $7.5 million for the quarter ended August 31, 1997, an increase of $2.3 million or 31.1%. Total Revenue for the nine month period ended August 31, 1998 was $28.2 million compared to $16.0 million for the nine month period ended August 31, 1997, an increase of $12.2 million or 75.6%. This growth resulted principally from volume increases in sales of software-related services.

     Product Revenue was $1.2 million for the quarter ended August 31, 1998 compared to $1.9 million for the quarter ended August 31, 1997, a decrease of $0.7 million or 40.2%. This decrease was attributable to the reduction in sales of third party software products in the Company's German subsidiary resulting from the transition of its customer base and sales force to Company products. For the nine month period ended August 31, 1998, Product Revenue was $5.3 million compared to $4.7 million for the nine month period ended August 31, 1997, an increase of $0.6 million or 12.8%. This increase was primarily attributable to the increasing order size for Company products which was partially offset by the decrease in sales of third party software products in the Company's German subsidiary. Services Revenue was $8.7 million for the quarter ended August 31, 1998 compared to $5.6 million for the quarter ended August 31, 1997, an increase of $3.1 million or 55.8%. Services Revenue was $22.9 million for the nine month period ended August 31, 1998, compared to $11.4 million for the nine month period ended August 31, 1997, an increase of $11.5 million or 101.3%. These increases were primarily attributable to the implementation of larger scale client engagements for complete solutions and additional service revenue resulting from the Company's acquisition of its German subsidiary.

     Cost of Revenue. Total Cost of Revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total Cost of Revenue was $5.8 million for the quarter ended August 31, 1998 compared to $3.8 million for the quarter ended August 31, 1997, an increase of $2.0 million or 51.5%. Total cost of revenue was $15.6 million for the nine month period ended August 31, 1998 compared to $7.4 million for the nine month period ended August 31, 1997, an increase of $8.2 million or 112.4%. This increase was primarily attributable to additional professional staff hired and added through acquisition to perform the increased volume of software services. Total Cost of Revenue was 59.0% of total revenue for the quarter ended August 31, 1998 compared to 51.1% of total revenue for the quarter ended August 31, 1997. For the nine month period ended August 31, 1998, total cost of revenue increased to 55.5% of total revenue compared to 45.9% for the comparable period last year. This percentage increase was primarily attributable to the Company's increase in service revenue with related lower gross margin.

     Cost of Product Revenue was $0.4 million for the quarter ended August 31, 1998 compared to $0.7 million for the quarter ended August 31, 1997, a decrease of $0.3 million or 41.7%. This decrease is primarily attributable to the decrease in the sales of third party software which have lower gross margins than the Company's cost of products. Cost of Product Revenue was $1.1 million for the nine months ended August 31, 1998 compared to $1.0 million for the quarter ended August 31, 1997, an increase of $0.1 million or 10.7%. This increase is due to the increase in amortization of software development expenses related to the release of new products. Consequently, Product Revenue gross margins have decreased for the quarter as the cost of the Company's products is relatively fixed and third quarter Product Revenues have decreased. Cost of Services Revenue was $5.4 million for the quarter ended August 31, 1998 compared to $3.2 million for the quarter ended August 31, 1997, an increase of $2.2 million or 70.8%. Cost of Services Revenue was $14.5 million for the nine month period ended August 31, 1998, compared to $6.3 million for the nine month period ended August 31, 1997, an increase of $8.2 million or 128.8%. This increase resulted primarily from the cost associated with staffing the growth in services contracts and the additional Cost of Services Revenue resulting from the Company's acquisition of its German subsidiary. Service Revenue gross margins have decreased due to lower service gross margins attributable to the Company's German subsidiary acquired in July of 1997 and due to the cost of hiring and training new staff to accomodate the growth in Service Revenue. The Company expects the service gross margin from its German subsidiary to increase as it implements new projects including those projects leveraged with the Company's products. If any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce Cost of Services Revenue commensurate with the associated decrease in Services Revenue because staffing is relatively fixed in the short term. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing. Selling and Marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and Marketing expenses were $2.5 million for the quarter ended August 31, 1998 compared to $1.8 million for the quarter ended August 31, 1997, an increase of $0.7 million or 36.7%.
Selling and marketing expenses were $7.1 million for the nine month period ended August 31, 1998, compared to $3.9 million for the nine month period ended August 31, 1997, an increase of $3.2 million or 81.5%. These increases resulted primarily from additional expenditures targeted towards increasing market awareness such as Solutions '98 and the consolidation of sales and marketing expenditures of the newly acquired entities described in Note B to the Company's Consolidated Financial Statements set forth above.

     Product Development. Product Development expenses were $0.3 million for the quarter ended August 31, 1998, unchanged from the quarter ended August 31, 1997. Product development expenses were $1.0 million for the nine month period ended August 31, 1998, compared to $0.9 million for the nine month period ended August 31, 1997, an increase of $0.1 million or 8.5%. This increase resulted primarily from the development of enhancements to the Company's Foundation Template, including the Process Monitor Component and the Geographic Mapping Components and the development of the Company's new integration product, Enterprise Integration Template(TM) (EIT). Product Development expenses in the three and nine month periods ended August 31, 1997 included offsets of $0.05 million and $0.3 million, respectively, as a result of the Company's participation in a Federal Technology Reinvestment Program. The offsets generated by this program ended in the third quarter of 1997.

     General and Administrative. General and Administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and Administrative expenses were $1.3 million for the quarter ended August 31, 1998 compared to $0.9 million for the quarter ended August 31, 1997 an increase of $0.4 million or 48.4%. General and administrative expenses were $4.0 million for the nine month period ended August 31, 1998, compared to $2.0 million for the nine month period ended August 31, 1997, an increase of $2.0 million or 101.7%. This increase is primarily attributable to the goodwill amortization for the Company's French subsidiary acquired in March 1997 and the Company's German subsidiary acquired in June 1997 and an increase in corporate administrative staff.

     Income Tax Provision. The Income Tax Provision was $0.1 million for the quarter ended August 31, 1998 compared to $0.3 million for the quarter ended August 31, 1997, a decrease of $0.2 million or 66.6%. The Company's effective tax rate of 44% for the quarter ended August 31, 1998 was an increase from 39% for the three months ended August 31, 1997. The decrease in the provision was attributable to the decrease in the Company's pretax profits and the increase in the effective tax rate was attributable to the increased permanent differences, substantially goodwill related to acquisitions of the Company's German subsidiary in July 1997. The Income Tax Provision for the nine months ended August 31, 1998 was $0.4 million compared to $0.9 million for the nine month period ended August 31, 1997, a decrease of $0.5 million or 60.7%. The Company's effective tax rate of 37% for the nine month period ended August 31, 1998, decreased from 38% for the nine month period ended August 31, 1997 primarily due to the losses sustained in higher tax jurisdictions in 1998. If the operating profits increase in the higher tax jurisdictions during the three months ending November 30, 1998 the effective tax rate will increase accordingly.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's overall cash and cash equivalents were $3.6 million at August 31, 1998, which is an increase of approximately $0.9 million from $2.7 million as of November 30, 1997. The Company's operating activities provided cash of $1.3 million for the nine month period ended August 31, 1998. During the nine month period ended August 31, 1998, cash flow provided by operating activities reflected the net income, depreciation and amortization partially offset by the deferred tax provision and increases in accounts payable and accrued liabilities.

     Cash used in investing activities totaled $1.9 million during the nine month period ended August 31, 1998. During the nine months ended August 31, 1998, $3.2 million of the Company's investments in short-term, investment grade marketable securities with maturities of less than one year were converted to cash and cash equivalents. The Company also invested $3.2 million in property and equipment, comprised primarily by the acquisition of the land and office building in Windsor, England.

     Cash flow provided from financing activities totaled $1.5 million for the nine month period ended August 31, 1998 primarily relating to the net proceeds from the issuance of the Company's Common Stock under stock programs and the tax benefit related to the disqualifying dispositions of incentive stock options.

     The Company has a line of credit under a Loan and Security Agreement (the "Loan Agreement") with First Union National Bank , previously Signet Bank, (the
---------------
"Bank") in the aggregate principal amount of $3.0 million.  As of August 31,
 ----
1998, there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. Effective June 30, 1998, the Company and the Bank entered into a new Loan Agreement which modified the original Loan Agreement. Such modifications included, but were not limited to, the release of the collateral as defined in the Loan Agreement, the modification of the termination date to June 30, 1999 and the reduction of the interest rate from prime rate to LIBOR Market Index Rate (for the United States Dollar quoted by the British Bankers Association) plus 1.85%. On August 3, 1998, the Bank issued a letter of credit on the Company's behalf as a performance guarantee for a German customer in the amount of DEM 1,700,000 (approximately $1.0 million). In addition, the Company's French subsidiary maintains an unsecured line of credit with Banque Hervet for 500,000FF (approximately $85,000) for overdraft protection at an interest rate of 8.3%. As of August 31, 1998, 179,466FF (approximately $30,545) was outstanding under this line of credit.

     On September 18, 1998, the Company announced that its Board of Directors authorized the repurchase of up to five hundred thousand (500,000) shares of the Company's Common Stock in open market transactions effected in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Any such repurchases will be made using the Company's cash balances and cash generated from operation.

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

IMPACT OF YEAR 2000 ISSUE

IMPACT OF YEAR 2000

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Several of the Company's systems have been confirmed as Year 2000 compliant. However, the Company is conducting a Year 2000 compliance program to identify and correct any non-compliant software or systems that would cause a significant detrimental effect on the Company. This program is expected to be complete by April 30, 1999. The Company has identified its Year 2000 risk in four categories: internal administrative software; internal operational software and imbedded chip technology; external noncompliance by customers and suppliers; and Company products.

INTERNAL ADMINISTRATIVE SOFTWARE. All of the Company's internal administrative software is "off-the-shelf' commercially available software. The Company is currently gathering data to assess the impact of the Year 2000 on its administrative systems such as the accounting and human resources systems, with Year 2000 compliance scheduled for April 30, 1999. Based on this schedule, the Company expects to be in full compliance with its internal administrative financial systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans are being developed where the Company feels there is some risk that a non-compliant system cannot be implemented before Year 2000.

INTERNAL OPERATIONS SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is currently gathering data to assess the impact of the Year 2000 on its operational systems such as production systems and communication systems, with Year 2000 compliance scheduled for April 30, 1999. The Company believes it can achieve compliance in this timeframe because all systems involved were bought as commercial packages and can be replaced by alternatives in short timeframe. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its operational systems. While the Company does not believe there is any material non-compliance in the production or communication systems, the Company is in the information-gathering phase.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

COMPANY PRODUCTS. The Company provides its customers with licensed software products that are manufactured and developed internally and licensed software products that are obtained from third party software vendors and resold. The following compliance statement covers the Company's internally produced software products and is provided to the general public on the Company's website.

                         YEAR 2000 COMPLIANCE STATEMENT

Template Software, Inc. recognizes that most customers use Template software products in business-critical applications and that customers want to know if its products are "Year 2000 Compliant". The compliance statements below cover Template's software products: Foundation Template (including the SNAP Template, Web Component, Geographic Mapping Component and Process Monitoring Component), Workflow Template (WFT), System Management Template (SMT) and the Enterprise Integration Template (EIT).

DEFINITION:

There is no single definition of the term "Year 2000 Compliant" that is
generally accepted in the industry.   Template Software, Inc. has created the
definition below which we believe meets the letter and the spirit of a notice of compliance that meets our customer's requirements.

A software product is "Year 2000 Compliant" when: (1) the software product itself does not fail at or near January 1, 2000, and (2) the software product provides documented time and date facilities that allow developers to build software that does not fail at or near January 1, 2000. The phrase at or near January 1, 2000 specifically includes treating the Year 2000 as a leap year.

COMPLIANCE STATEMENTS:

The Foundation Template (including the SNAP Template, Web Component, Geographic Mapping Component and Process Monitoring Component) provided by Template Software, Inc. is Year 2000 Compliant.

The Workflow Template (WFT) provided by Template Software, Inc. is Year 2000 Compliant.

The Systems Management Template (SMT) provided by Template Software, Inc. is Year 2000 Compliant.

The Enterprise Integration Template (EIT) provided by Template Software, Inc. is Year 2000 Compliant.

HOW COMPLIANCE IS ACHIEVED:

The Foundation Template, WFT, SMT and EIT meet the first criterion (1) because they employ a single module to obtain or provide time and date information. This module has been extensively tested in many product development cycles and in many customer solutions. It handles the Year 2000 as a leap year.

The Foundation Template, WFT, SMT and EIT meet the second criterion (2) because
they use a common data structure for time and date information.   All time
requests start by getting the operating system time. Then developers use one function to convert operating system time to a single portable SNAP environment data structure. Developers use this data structure in applications to obtain
time and date information.   All time and date information is supplied as
integer values. To provide a portable data structure the conversion algorithm is different for different operating system environments. The integer value returned for `year' is a number representing the number of years since 1900. The year value can be very large, more than 10,000. The integer value will increment continuously at the turn of the century and well beyond. The algorithm used to determine the current year (1900 + year) remains constant before and after the turn of the century.

When using Template products that are Year 2000 Compliant it is still possible for application developers to introduce code that will make the overall application non-compliant.

                   END COMPANY YEAR 2000 COMPLIANCE STATEMENT

The Company is in the process of contacting each third party software vendor whose software products the Company resells regarding Year 2000 compliance of those products. It is expected that this investigation will be completed by April 30, 1999. In all cases the third party software vendor's license agreement is passed on to the Customer and the Company is not a party thereto. The Company intends to discontinue reselling any third party software product that is deemed to be Year 2000 non-compliant as the result of this investigation.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

     In the Company's Registration Statement on Form S-1 (Registration No. 333-17063) effective January 28, 1997, 1,400,000 shares of Common Stock were registered for the account of the Company and 700,000 shares of Common Stock were registered for the accounts of selling security holders with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,068,641 of other expenses for a total expense of $2,636,641. The net offering proceeds for the account of the Company were $19,763,359. From the effective date of the Registration Statement, through the end date of the period covered by this report, the Company used $7,549,550 to acquire other businesses, $10,166,294 to purchase temporary investments in marketable securities and $2,047,515 remains unused as cash and cash equivalents. There has not been a material change in the use of proceeds described in the Company's prospectus.

ITEM 5.  OTHER INFORMATION.

EAGLE EYE TECHNOLOGIES STRATEGIC RELATIONSHIP

     On September 1, 1998, the Company entered into a strategic relationship with Eagle Eye Technologies, Inc. ("Eagle Eye"). In this regard, the Company agreed to provide software and services to Eagle Eye with respect to the creation by Eagle Eye of its Service Operations Center (the "SOC"). The SOC supports the operations of the Global Locating System, a satellite-based location and messaging system. To evidence their relationship, the Company and Eagle Eye entered into a Software Development and Sale Agreement (the "Development Agreement").

     In connection with this relationship, the Company entered into a Financing Agreement with Eagle Eye (the "Financing Agreement"). Pursuant to the Financing Agreement, the Company invested $1,000,000 in Eagle Eye in return for (i) a promissory note (the "Convertible Promissory Note") that is convertible, at the Company's option, into 66,695 shares of common stock of Eagle Eye ("Eagle Eye Common Stock") and (ii) a warrant (the "Warrant") that gives the Company the right to purchase an additional 66,695 shares of Eagle Eye Common Stock for an additional $1,000,000. Interest on the Convertible Promissory Note accrues at the rate of 12% per annum, payable together with principal in a single lump sum on September 1, 2000, unless converted into Eagle Eye Common Stock prior to that date. The Convertible Promissory Note is prepayable by Eagle Eye in whole, but not in part, at any time prior to maturity. The Convertible Promissory Note may be converted into 66,695 shares of Eagle Eye Common Stock at any time prior to the date that is 30 days after the date on which Eagle Eye notifies the Company that the aggregate amount of payments made by Eagle Eye to the Company under the Development Agreement exceeds $1,000,000 (the "Notification Date"). The Warrant is exercisable by the Company, in whole or in part, at any time beginning on the Notification Date and ending on the date that is 12 months after the Notification Date.

     Furthermore, under the Financing Agreement, the Company also agreed to make available to Eagle Eye an additional $500,000, which may be loaned to Eagle Eye at Eagle Eye's request, on substantially the same terms as set forth in the Convertible Promissory Note, except that such additional indebtedness would be convertible, at the Company's option, into 33,348 shares of Eagle Eye Common Stock.

STOCK REPURCHASE PROGRAM

     On September 18, 1998, the Company announced that its Board of Directors authorized the repurchase of up to five hundred thousand (500,000) shares of the Company's Common Stock in open market transactions effected in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Any such repurchases will be made using the Company's cash balances and cash generated from operation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following exhibits are filed herewith:

          Exhibit
          Number    Exhibit Title
          ------    -------------

           10.1 Financing Agreement, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc. (see agreement for omitted exhibits).

           10.2 Convertible Promissory Note, dated September 1, 1998, of Eagle Eye Technologies, Inc.

           10.3 Warrant to Purchase Common Stock, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc.

           10.4 Loan Agreement, dated June 30, 1998, between Template Software, Inc. and First Union Nation Bank (see table of contents for list of omitted schedules and exhibits).

           27.1 Financial Data Schedule for the nine month period ended August 31, 1998.
           27.2 Restated Financial Data Schedule for the nine month period ended August 31, 1997.

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

Dated:  October 15, 1998      TEMPLATE SOFTWARE, INC.



                              By: /s/ Kimberly E. Osgood
                                  ---------------------------
                                  Kimberly E. Osgood
                                  Chief Financial Officer and
                                  Chief Accounting Officer