Form 10-K
period 1998-12-31
TEMPLATE SOFTWARE INC
filed 1999-03-31
CIK 1024752

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             ____________________

                                   FORM 10-K


(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1998

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



                                (703) 318-1000
             (Registrant's telephone number, including area code)


Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class           Name of each exchange on which registered
  -------------------           -----------------------------------------
  Common Stock                  Nasdaq Stock Market(R)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 1, 1999 based on the closing price on that date of $4.125 on the Nasdaq National Market was $16,616,807.*

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1999: 4,991,505

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

 * The aggregate market value of the voting stock held by non-affiliates was estimated by excluding only those shares actually held by directors and executive officers of the Registrant (without considering stock options held by such individuals).

                            TEMPLATE SOFTWARE, INC.
                        1998 ANNUAL REPORT ON FORM 10-K
                               Table of Contents

PART I

ITEM 1.  BUSINESS                                                                                               4

ITEM 2.  PROPERTIES                                                                                             4

ITEM 3.  LEGAL PROCEEDINGS                                                                                     10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   10

PART II                                                                                                        10

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                 11

ITEM 6.  SELECTED FINANCIAL DATA                                                                               11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                           27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                  27

PART III                                                                                                       28

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                                                        28

ITEM 11. EXECUTIVE COMPENSATION                                                                                28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                        28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                        28

PART IV                                                                                                        29

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                       29

SIGNATURES                                                                                                     33


     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In this report, the words "anticipate," "believes," "expects," "intends," "future," and other similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products and market its services, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART I
                                    ------

ITEM 1.  BUSINESS

GENERAL

     Template Software, Inc. (the "Company") was incorporated in Maryland in 1975 and reincorporated in Virginia in 1996. The Company provides enterprise-wide software solutions to organizations that require the integration of their operations and systems in an effort to better automate their critical business processes. To date, most of the Company's revenues have been derived from license fees for use of the Company's products and fees for software services related to the customization of its products, which services include software development, training, maintenance, systems integration and systems planning. The Company's products consist of a set of off-the-shelf packages, in the form of templates. Templates are largely completed applications supporting enterprise application integration ("EAI") and business process automation. The Company believes that its reusable template products, along with its software-related services, allow a mass customization approach to software solution delivery that is superior to the historical alternatives of buying a packaged solution or developing a custom application. The Company's current templates can provide up to 90% of the code necessary for a complex integration problem or implementation of an automated business process.

     The Company's solutions are targeted at large-scale, enterprise integration opportunities and mission-critical applications, such as order handling and fulfillment, human resource management, and network monitoring systems primarily in the telecommunications, finance/insurance and government industries. The Company markets its solutions world-wide through its direct sales force, distributors, value added resellers and systems integrators. In an effort to solidify its presence world-wide, the Company maintains the following wholly-owned subsidiaries: (1) England: Template Software, U.K. Limited and Template Software, Limited; (2) France: Template Software S.A.; (3) Germany: Template Software Holding GmbH ("Template Holding") and Template Software Geschaftsfuhrungs GmbH ("Template Management"), which the Company formed to acquire milestone software GmbH ("Milestone"), (4) Austria: milestone software Ges. mbH; (5) Australia: Template Software Pty., Ltd.; and (6) Mexico: Template Software de Mexico, S.A. de C.V. (which is in the process of having its operations wound up). The Company also owns 20% of milestone software AG, a Swiss corporation ("Milestone Switzerland"), which it acquired in connection with its acquisition of Milestone.

PRODUCTS AND SERVICES

     The Company's products are a family of templates which the Company uses to implement complex EAI solutions and/or business process automation extensions to existing departmental systems. The Company's aim is to provide solutions to its customers that support applications in e-commerce, customer-centric process reengineering, or other market-driven business thrusts. The primary integration product is the Enterprise Integration Template ("EIT"). EIT supports the rapid integration of legacy systems, commercial off-the-shelf ("COTS") packages and other custom applications into a coherent whole able to support enterprise business processes. The Company's other primary products -- the Foundation Template and its optional components, and the Process Templates -- provide the basis to rapidly automate complex business processes. These templates have been designed to interoperate seamlessly and each includes an integrated suite of visual development tools to enhance the functionality and rapid development of specific business solutions.

Enterprise Integration Template
-------------------------------

The Enterprise Integration Template ("EIT") addresses the broadest spectrum of enterprise integration requirements. It can bring together existing systems and databases under a common business representation in the form of objects and present these resources as a service to any other application or business
process.   EIT is designed to integrate any type of system or database.  It provides the means to "encapsulate" an application or database and make the encapsulated data or functions available to other systems that might need to make use of them. Most competitive offerings in the marketplace attempt to provide this means of encapsulation in one way or another. The Company believes that EIT is unique and provides more utility because it goes beyond its competitors and allows the encapsulated services to be included in object classes that model part or all of the elements of a business process or enterprise. Business rules and business events can also be modeled. EIT also provides for the export of the services provided by the object representations to end-user applications that can be written in any language that conforms to industry and open system standards for object communication such as Microsoft's DCOM or the Object Management Group's CORBA standard. The Company's process automation templates described below integrate seamlessly with EIT allowing the automation of critical business processes with the integration of pre-existing systems. The Company believes that this combination of technologies is well suited to the implementation of e-commerce applications, re-engineered business processes (e.g. customer-centric processes), and internet enabled legacy systems.

The Company anticipates that specialized versions of EIT will be created for certain industries. One such thrust has been initiated in the telecommunications industry, called Telco Integration in a Box ("TIIB"). The Company expects that these specialized versions will include, at a minimum, EIT and packaged connectors to market-leading software packages in the targeted industry.

Foundation Template
-------------------

The basic use of the Company's Foundation Template is in the rapid automation of part or all of an enterprise business process. The Foundation Template, which is based on distributed object technology, is designed to promote large-scale code reuse and the capture of business rules and events. The base reusable software in the Foundation Template provides for up to 65%-75% of the code for distributed, multi-process applications, including two and three tier client-server and peer-to-peer applications. The Foundation Template includes built-in components and functionality, including dynamic graphical user interfaces, storage capabilities for database and file access, facilities to integrate with class libraries and legacy applications and advanced communications protocols. The Foundation Template also provides inter-process communications that provide dynamic object sharing and updating which allow the reconfiguration or scaling of distributed applications with little or no code changes. To achieve this reconfiguration or scaling, the Foundation Template provides a facility called the Shared Information Base ("SIB") which provides for inter-process communication among applications running on a single hardware platform or multiple heterogeneous platforms. Because multiple Foundation Template application processes can communicate on a peer-to-peer basis through a shared information base, a developer can easily scale an application up from a single workstation to a dispersed network of multiple workstations.

The following are optional components of the Foundation Template:

Web Component. Web Component is an extension to the Foundation Template for creating Web-based, enterprise-wide solutions. Web Component incorporates the Foundation Template's functionality and provides for the dynamic generation in real-time of Hypertext Markup Language ("HTML"). As a result, solutions developed with the Foundation Template can be deployed across the Internet and Intranets using Internet protocol with HTML coding. Web Component supports leading web browsers and servers, including those developed by Netscape Communications Corporation and Microsoft Corporation. Web Component also takes advantage of emerging standards such as HTML 3.0 and Java.

Process Monitoring Component ("PMC"). PMC provides for the management of a highly distributed, multi-process solution from a single location. A multi-process application can be monitored and managed remotely. Failure of processes can be detected remotely and in real time. Processes can be restarted remotely. This type of sophisticated capability is essential for the operational deployment of enterprise distributed solutions.

Geographic Mapping Component ("GMC"). GMC allows the display of data overlaid on geographic maps. The data overlays are "live" and can be changed in real time. This type of display is important for enterprise solutions such as fleet monitoring and management.

Process Templates
-----------------

The Process Templates consist of the Workflow Template and the System Management Template.

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

System Management Template ("SMT"). SMT is a template for creating solutions that provide real-time monitoring and control of complex physical processes, such as pipeline management and computer network management. SMT enables solutions that monitor the status of complex systems and gives people in an organization the ability to rapidly change the elements of the system. SMT tightly integrates key management and operation services for system management with built-in components for managing and routing commands, monitoring and managing the system management application, filtering and routing system problems and providing and regulating access control. SMT also provides a comprehensive list of class libraries, configuration tools and a base application for system management application development.

Services
--------

     The Company has a comprehensive service organization that helps to ensure successful mass customization of solutions for its customers based on the Company's products. The Company provides its customers with software-related services to specify, design, customize, and deploy the software solutions necessary to meet its customers' integration and business process automation needs. The Company believes that the availability of its software-related services is a key factor in customer purchasing decisions. The Company's services have been and are expected to continue to be an important source of revenues. The fees for the Company's solutions services can be fixed in advance of each stage of the delivery process for which the Company has been engaged.

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

SEASONALITY

          The operating results of many software and business solutions companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Although the Company has not experienced consistent seasonal fluctuations in operational results to date, the Company believes that it is likely that it will experience relatively higher revenues in the Company's fiscal quarters ending on December 31, and relatively lower revenues in its fiscal quarters ending on March 31, as a result of efforts by its direct sales force to meet fiscal year-end sales quotas, assuming the projects can be completed and the corresponding revenue recognized. To the extent future international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the fiscal quarters ending on September 30 as a result of reduced sales activity in Europe during the summer months.

BACKLOG

          A number of the Company's client projects are performed on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. A portion of net revenues are recognized on the percentage-of-completion method which requires revenues to be recorded over the term of a client contract. Revenues attributable to the sale of software products are recognized upon shipment and revenues attributable to services are recognized upon completion. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenues. Quarterly revenues and operating results can depend on the significance of client engagements commenced and completed during a quarter, the number of working days in a quarter and employee utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of assignments and general economic conditions. The Company's software products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of distributed computing. As a result, the license and implementation of the Company's software products and business solutions generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. On a typical project, a significant number of personnel are provided by the Company's clients or third parties. While professional staff must be adjusted to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing client projects and participate with the Company's sales force in securing new client assignments. In addition, many of the Company's engagements are, and may be in the future, terminable without client penalty. An unanticipated termination of a major project could require the Company to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned persons or higher severance expenses.

A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing and fulfillment of such orders have caused and are expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Historically, with the exception of the federal government, organizations that provide in excess of 10% of the Company's revenues have changed from year to year. For the fiscal year ended November 30, 1997, Winstar Telecommunications, Inc. and the federal government in aggregate accounted for more that 10% of the Company's total revenue, representing an aggregate of approximately 36% of total revenue, or 13% and 23% of total revenue, respectively. For the fiscal year ended December 31, 1998, each of Winstar Telecommunications, Inc. and the federal government (comprising three different agencies and contracts) accounted for more than 10% of the Company's total revenue, representing an aggregate of approximately 40% of total revenue, or 11% and 29% of total revenue, respectively.

GOVERNMENT CONTRACTS

     The Company has a government business unit comprised of approximately 50 people who provide technical services to government agencies. The principal function of this group is to administer certain contracts, some of them classified, between the Company and agencies of the federal government. The nature of this work is technical design and software development which the Company has been performing for the federal government since 1977. Approximately 23% and 29% of the Company's total revenues in fiscal years 1997 and 1998, respectively, were derived from contracts with the government. Government contracts, by their terms, generally can be terminated at any time by the government, without cause, for the convenience of the government. If a government contract is so terminated, the Company would be entitled to receive compensation for the services provided or costs incurred at the time of termination and a negotiated amount of the profit on the contract to the date of termination. In addition, all government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could adversely affect the Company or increase its costs of competing for or performing government contracts. Any violation (intentional or otherwise) of these regulations could result in the termination of such government contracts, imposition of fines, and/or debarment from award of additional government contracts. The termination of any of the Company's significant government contracts or the imposition of fines, damages, or suspension from bidding on additional government contracts could have a material adverse effect on the Company.

COMPETITION

     The information technology consulting, software development, enterprise application integration and business solution markets include a large number of participants, are subject to rapid changes and are highly competitive. These markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. Clients may elect to use their internal information systems resources to satisfy their needs for software development and technical consulting services, rather than using those offered by the Company. In the software development tools market, representative competitors of the Company include, among others, Forte Software, Inc., ViewStar Corporation, ILOG S.A. and SEER Technologies, Inc. In the enterprise application integration market, representative competitors of the Company include, among others, Crossworlds Software, Inc., Vitria Technology, Inc., and Active Software, Inc. In the information technology consulting market, representative competitors of the Company include, among others, Cambridge Technology Partners, Inc. and TCSI Corporation. In the business solutions market, representative competitors of the Company include, among others, Electronic Data Systems and the consulting departments of the "Big Five" accounting firms.

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

     The Company has organized worldwide into two major geographic divisions for sales and distribution of its solutions: the Americas and Europe/International. The Company previously had an Asia/Pacific geographic division for sales and distribution, which was discontinued in 1998 and consolidated with Europe/International until such time as the markets in those areas improve and stabilize. Within each geographic division, the Company intends to establish industry specific groups to focus on solutions within each targeted area. In the Americas, the Company has a strong telecommunications industry group and a well-established federal government industry group. In Europe, the Company has an established presence, with over half of the manpower resources of the Company located in western Europe. The Company has a customer base in telecommunications, insurance and other industries in Europe.

PRODUCT DEVELOPMENT

     The Company believes that its future success will depend in large part on its ability to enhance its current family of software products, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for enterprise application integration and business process automation. The Company's product development organization is responsible for product architecture, core technology and functionality, product testing, visual tool development and expanding the ability of the Company's software templates to operate with the leading hardware platforms, operating systems, relational database management systems and networking and communication protocols. This organization is also responsible for new product development. In fiscal year 1998, product development expenses were $1.4 million. Management expects that, as a result of its product development strategy, internally funded research and development costs may increase significantly in future periods. There can be no assurance that such increased research and development costs will result in the successful introduction of new products.

     The Company attempts to continuously improve its existing products in two ways. In response to market demands, the Company seeks to enhance its current family of software templates through planned releases. At the same time, the Company tries, on an ongoing basis, to expand its existing family of products by periodically introducing new template-based products. This effort to enhance existing products falls into three categories. First, the Company adds new visual development tools to increase the productivity of those using its templates. Second, the Company adds new functionality to its existing templates in the form of reusable code. Third, as new platforms and standards are introduced into the market, the Company ports its templates to new platforms and standards to enhance interoperability. The Company usually retains the right to enhancements of its products. However, the Company generally assigns ownership of the custom software components to its clients. In 1998, the Company introduced one new product -- the Enterprise Integration Template -- and two new components -- PMC and GMC.

          The Company believes that it is advantageously positioned to introduce new products which exploit market opportunities in a timely fashion due to the modular reuseability of its core technology. This building block approach allows the Company to create new products very rapidly. EIT is representative of this ability, in that it was conceived and brought to market in its first version in less than one year. This agile reaction has positioned the Company to be an important competitor in the EAI market.

ACQUISITIONS AND ALLIANCES

          In 1998, the Company acquired the remaining 56% of the issued and outstanding equity interest of Milestone Austria. The Company had previously acquired 44% of Milestone Austria in 1997.

     The Company constantly seeks strategic relationships with development partners, systems integrators, value added resellers and independent software vendors as a part of its strategy to promote the widespread use of its products and services. The company believes that these alliances will enhance and increase its market visibility and penetration. In this regard, the company has entered into relationships with the following companies:

     Alcatel.  The Company fosters a relationship with Alcatel Alsthom Compagnie
     -------
Generale d'Electricite S.A. ("Alcatel"), one of the worlds largest telecommunications, energy and transport systems suppliers. Alcatel employs the Company's products and services in a number of its internal projects and customer engagements.

     Computer Associates.  In October 1997, the Company announced a partnership
     -------------------
with Computer Associates International, Inc. to pursue opportunities in the enterprise computing solutions market.

     Precise.  In March 1998, the Company entered into a relationship, including
     -------
a $500,000 investment, in Precise Connectivity Solutions, Ltd. ("Precise"). Precise creates software connectors for IBM mainframe and AS/400 computers, and the Company's investment in Precise gave the Company access to this software, which will aid in the upcoming release of the Company's EIT software.

     Eagle Eye.  In September 1998, the Company entered into a relationship,
     ---------
including a $1,000,000 investment, in Eagle Eye Technologies, Inc. ("Eagle Eye"). As part of this relationship, the Company is helping Eagle Eye develop a service operations center, which the Company anticipates will help give the Company access to new markets for its products, including transportation and tracking.

     BULL.  In December 1998, the Company entered into an agreement with BULL, a
     ----
large worldwide systems integrator, whereby BULL will have the right to use and sublicense the Company's technology products for use in worldwide customer engagements.

     ManTech Systems Engineering Corporation ("ManTech").  In April, 1998, the
     ---------------------------------------------------
Company entered into a relationship with ManTech for the purpose of co-marketing and teaming on selected projects where the Company's technology would be proposed.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 314 full-time employees, of which 264 were technical and technical support personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

YEAR 2000 COMPLIANCE

          See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K.

FINANCIAL INFORMATION ABOUT INTERNATIONAL OPERATIONS AND EXPORT SALES

     Revenues from foreign subsidiaries and export sales accounted for 49.0% and 51.9% of the Company's total revenues in fiscal years 1997 and 1998, respectively. The Company believes that in order to increase sales opportunities and profitability, it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's software products and services. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing, and product development facility occupies approximately 63,000 square feet in Dulles, Virginia pursuant to a lease which expires in December 2006. The Company also leases sales and support offices in Georgia, Louisiana, Maryland and Pennsylvania. It maintains an office in Arlington, Virginia for its government business unit and maintains one international office in each of the United Kingdom, France and Austria and four international offices in Germany. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     On December 23, 1998, the Company filed an action against Automated Financial Systems, Inc. ("AFS") in the United States District Court for the Eastern District of Virginia seeking compensatory damages of approximately $950,000 resulting from AFS' failure to pay fees to the Company pursuant to a February 1998 consulting agreement. AFS has filed a counterclaim against the Company, asserting breach of contract, deceit and fraud, seeking an unspecified amount of money damages for lost profits, loss of business and other economic damages. The Company has filed a motion to dismiss the counterclaim, which is pending. Discovery has commenced in the action. The Company cannot currently predict the outcome of this litigation. If the Company is not successful in pursuing these claims, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company is and may from time to time be involved in ordinary routine litigation incidental to its business. Other than as described above, the Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol "TMPL." The Company commenced its initial public offering of Common Stock on January 29, 1997 at a price of $16 per share. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on The Nasdaq Stock Market(R).

                                                               High     Low
                                                               ----     ---
Fiscal Year 1998 ended December 31, 1998:
-----------------------------------------
First Quarter of fiscal year 1998                            $15.250  $11.250
Second Quarter of fiscal year 1998                           $14.000  $ 9.250
Third Quarter of fiscal year 1998                            $12.000  $ 3.875
Fourth Quarter of fiscal year 1998                           $ 6.750  $ 3.000

Fiscal Year 1997 ended November 30, 1997:
-----------------------------------------
First Quarter of fiscal year 1997 (from January 29, 1997)    $16.250  $13.625
Second Quarter of fiscal year 1997                           $13.125  $ 7.750
Third Quarter of fiscal year 1997                            $19.125  $11.625
Fourth Quarter of fiscal year 1997                           $14.875  $ 9.750

     As of March 23, 1999, there were 60 record holders and approximately 1,400 beneficial stockholders of the Company's common stock, as shown in the records of the Company's transfer agent. The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's bank line of credit currently prohibits the payment of cash dividends.

Use of Proceeds

     In the Company's Registration Statement on Form S-1 (Registration No. 333-17063) effective January 28, 1997, 1,400,000 shares of Common Stock were registered for the account of the Company and 700,000 shares of Common Stock were registered for the accounts of selling security holders with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,068,641 of other expenses for a total expense of $2,636,641. The net offering proceeds for the account of the Company were $19,763,359. From the effective date of the Registration Statement, through the end date of the period covered by this report, the Company used $7,414,387 to acquire other businesses, $8,211,006 to purchase temporary investments in marketable securities, $1,500,000 to invest in convertible promissory notes of other businesses, and the remaining amount of $2,637,966 in property, plant and equipment. There has not been a material change in the use of proceeds described in the Company's prospectus.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The following selected consolidated financial data of the Company as of November 30, 1997 and December 31, 1998 and for the years ended November 30, 1996, November 30, 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, have been derived from the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, included elsewhere herein. The balance sheet data as of November 30, 1994, 1995 and 1996 and the statement of operations data for the years ended
 November 30, 1994 and 1995 have been derived from the Company's audited consolidated financial statements not included herein.

                                                                                                   One month
                                                                                                     ended     Year Ended
                                                                                                    December    December
                                                                Year Ended November 30,               31,         31,
                                                   ----------------------------------------------  ----------  ----------
                                                     1994         1995       1996        1997        1997        1998
                                                   ----------  ----------  ----------  ----------  ----------  ----------
                                                                 (in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
 Products                                          $    2,893  $    2,386  $    1,918  $    8,539  $       95  $    8,014
 Services                                               3,420       4,705      11,612      18,371       2,050      34,625
                                                   ----------  ----------  ----------  ----------  ----------  ----------
  Total revenues                                        6,313       7,091      13,530      26,910       2,145      42,639
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Cost of revenues:
 Products                                                 978         896         783       2,145         162       1,686
 Services                                               1,873       2,592       6,246      10,640       1,647      22,491
                                                   ----------  ----------  ----------  ----------  ----------  ----------
  Total cost of revenues                                2,851       3,488       7,029      12,785       1,809      24,177
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Gross profit:                                           3,462       3,603       6,501      14,125         336      18,462
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Operating expenses:
 Selling and marketing                                  1,510       1,181       2,362       6,271        707        9,758
 Product development                                      924         272         966       1,315        128        1,445
 General and administrative                             1,446       1,479       1,473       3,163        403        6,139
                                                   ----------  ----------  ----------  ----------  ----------  ----------
  Total operating expenses                              3,880       2,932       4,801      10,749       1,238      17,342
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) from operations                            (418)        671       1,700       3,376        (902)      1,120
 Interest income (expense), net                           (75)       (108)        (22)        873          45         615
 Other income (expense), net                                -           1          12        (101)        (38)        143
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes                        (493)        564       1,690       4,148        (895)      1,878
Income tax benefit (provision)                            218        (237)       (645)     (1,768)        272        (748)
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Net income (loss)                                  $     (275) $      327  $    1,045  $    2,380  $     (623) $    1,130
Earnings (loss) per common share-diluted(1)        $    (0.09) $     0.07  $     0.23  $     0.44  $    (0.13) $     0.20
                                                   ==========  ==========  ==========  ==========  ==========  ==========
Weighted average number of common shares
 outstanding                                        3,186,331   4,655,824   4,643,919   5,419,150   4,676,304   5,708,932
                                                   ==========  ==========  ==========  ==========  ==========  ==========

                                                                            As of
                                                                          December
                                           As of November 30,                31,
                                 -------------------------------------------------------
                                     1994        1995        1996       1997      1998
                                 -------------------------------------------------------
                                                        (in thousands)
Balance Sheet Data:
Cash and cash equivalents          $   16       $   63    $ 8,397     $ 2,739    $ 1,831
Working capital                       277          473      9,009      22,704     20,716
Total assets                        3,021        3,461     13,985      42,971     49,084
Long-term liabilities                 650          335        790         521      1,325
Total shareholders' equity         $  572       $  901    $10,043     $37,293    $39,081

___________________

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

    See "Item 7 - - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of acquisition activity in 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides enterprise-wide software solutions to organizations that require the integration of their operations and systems in an effort to better automate their critical business processes. To date, substantially all of the Company's revenues have been derived from license fees for use of the Company's products ("Product Revenue") and fees from software-related services

("Services Revenue"). These services primarily relate to the customization of the Company's products which includes software development, training, maintenance, systems integration and systems planning.

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

     The Company recognizes revenue from software products when the related license agreement has been executed and the software has been shipped to and accepted by the client. The Company recognizes revenue for software-related services based on the type of contractual arrangement under which the services are performed. In its commercial business, the Company typically contracts on a fixed-price basis or on a time-and-material basis, depending on the overall project scope, project risks and client requirements. In its government business, the Company typically contracts on a cost-plus-fixed-fee basis.

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

     The Company acquired Template Software S.A. in March 1997 and Milestone in June 1997 in transactions accounted for using the purchase method. The results of operations for these two wholly owned subsidiaries are included beginning on the date of their respective acquisitions. At the date of the acquisition of Milestone by the Company in June 1997, Milestone owned 34% and 20% of the issued and outstanding equity interests of Milestone Austria and Milestone Switzerland, respectively. As part of this same transaction, the Company contemporaneously acquired an additional 10% of the issued and outstanding equity interests Milestone Austria. In March 1998, the Company acquired the remaining 56% of the issued and outstanding equity interests of Milestone Austria. In December 1998, the Company liquidated its wholly owned subsidiary, Template Software de Mexico S.A. de C.V.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND NOVEMBER 30, 1997

     Revenue.  Total revenue was $42.6 million in 1998 compared to $26.9 million
     -------
in 1997, an increase of $15.7 million or 58.5%. This growth resulted principally from implementing large scale solutions to customers such as Allied Dunbar, BULL, Motorola Center Computersysteme ("Motorola"), the National Imagery and Mapping Agency ("NIMA"), U.S. Department of the Navy and Winstar Telecommunications. Additionally, this growth is the result of consolidating 12 months of revenue, or $14.0 million, and 9 months of revenue, or $2.1 million, from the Company's German and Austrian subsidiaries, respectively, in 1998 versus 5 months of revenue, or $6.9 million, from the Company's German subsidiary in 1997.

     Product Revenue was $8.0 million in 1998 compared to $8.5 million in 1997, a decrease of $0.5 million or 6.2%. Approximately $0.2 million of the decrease was attributable to a decline in sales of third party software products by the Company's German subsidiary. Such decline was primarily due to the shift in the focus of the German sales force to Company products. Approximately $0.3 million of the decrease was attributable to sales of the Company's products. The Company believes this decline is due to a shift in the marketplace to products that address integration challenges facing companies today as well as the budget constraints created by the Year 2000 Issue. The Company has positioned its newest technology, EIT, to address this market shift. The Company has also made organizational changes in its sales operations and its incentive structures to better focus its resources on product sales in 1999. Services Revenue was $34.6 million in 1998 compared to $18.4 million in 1997, an increase of $16.2 million or 88.5%. This increase was primarily attributable to the implementation of solutions for BULL, Allied Dunbar, Motorola, NIMA and the U.S. Department of the Navy described above.

     Cost of Revenue.  Total cost of revenue consists primarily of salaries and
     ---------------
related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $24.2 million in 1998 compared to $12.8 million in 1997, an increase of $11.4 million or 89.0%. This increase was primarily attributable to additional staff hired to perform services for customers, and the effect of the consolidation of 12 and 9 months of the German and Austrian subsidiaries, respectively in 1998 versus 5 and no months in 1997. Additionally, approximately $1.6 million of subcontract costs were expended in the fourth quarter attributable to materials costs for the NIMA contract of which minimal markup was applied. Total cost of revenue was 56.7% of total revenue in 1998, compared to 47.5% of total revenue in 1997. This percentage increase was primarily attributable to a decrease in product revenue to overall revenue mix from 31.7% of total revenue in 1997 to 18.8% of total revenue in 1998.

     Cost of Product Revenue was $1.7 million in 1998 compared to $2.1 million in 1997, a decrease of $0.4 million or 21.2%. This decrease was primarily attributable to the reduction in the higher royalties incurred upon the sale of third party software products due to the decrease in the sales of such products. Cost of Services Revenue was $22.5 million in 1998 compared to $10.6 million in 1997, an increase of $11.8 million or 111.2%. This increase resulted primarily from the cost associated with staffing the growth in service contracts and the $1.6 million of third party products and services associated with the NIMA agreement. Because such staffing is relatively fixed in the short term, if any of the Company's engagements were to be terminated on short notice the Company would be unable to reduce cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination could have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing.  Selling and marketing expenses consist primarily of
     ---------------------
expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and marketing expenses were $9.8 million in 1998 compared to $6.3 million in 1997, an increase of $3.5 million or 55.6%. This increase resulted primarily from increased trade show participation, advertising and the full twelve months consolidation of the Company's 1997 acquisitions in Europe. The Company anticipates that selling and marketing expenses will increase in 1999 as continued emphasis is placed on increasing the name recognition of the Company and its products in the marketplace.

     Product Development.  Product development expenses were $1.4 million in
     -------------------
1998 compared to $1.3 million in 1997, an increase of $0.1 million or 9.9%. This increase resulted primarily from the development of the Company's EIT product.

     General and Administrative.  General and administrative expenses include
     --------------------------
costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and administrative expenses were $6.1 million in 1998 compared to $3.2 million in 1997, an increase of $2.9 million or 94.1%. This increase resulted primarily from increased goodwill amortization, increased staff, liquidation costs for the wind up of the Company's Mexican subsidiary and increased professional fees. The amortization of goodwill increased by $0.3 million in 1998 as the result of consolidating 12 months of the German and French subsidiaries in 1998 compared to 5 months and 9 months in 1997, respectively. Similarly, the administrative costs associated with those acquired subsidiaries increased by $0.9 million resulting from consolidation of those expenses for part of 1997 compared to the full year of consolidation in 1998. Professional fees increased as the result of tax planning initiatives and professional advise regarding strategic investments. Additionally, the Company added administrative positions such as a Contracts Manager and a European Controller in the fourth quarter of 1997.

     Income Tax Provision (Benefit).  The provision for income taxes was
     -------------------------------
$748,117 in 1998 compared to $1,768,016 in 1997, a decrease of $1,019,899.  This decrease was attributable to lower pretax earnings in 1998 compared to 1997. The Company's effective tax rate of 40% in 1998 was lower than the effective tax rate of 43% in 1997 primarily as a result of research and development tax credits obtained in 1998 that were not applied for in 1997. The Company intends to amend its previous years tax returns to recapture these credits for all open tax years. The Company expects the tax rate to be in the range of 40% to 45% in 1999.

COMPARISON OF YEARS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

     Revenue.  Total revenue was $26.9 million in 1997 compared to $13.5 million
     -------
in 1996, an increase of $13.4 million or 98.9%. This growth resulted principally from an increase in the size of a customer engagement, the increase in the Company's capacity to provide services through expansion in the number of software professionals employed globally and acquisitions.

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

     Cost of Revenue.  Total cost of revenue consists primarily of salaries and
     ---------------
related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $12.8 million in 1997 compared to $7.0 million in 1996, an increase of $5.8 million or 81.9%. This increase was primarily attributable to additional professional staff hired and added through acquisitions to perform the increased volume of software services. Total cost of revenue was 47.5% of total revenue in 1997, compared to 51.9% of total revenue in 1996. This percentage decrease was primarily attributable to an increase in the product revenue to overall revenue mix from 14.2% of total revenue in 1996 to 31.7% of total revenue in 1997.

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

     Selling and Marketing.  Selling and marketing expenses consist primarily of
     ---------------------
expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and marketing expenses were $6.3 million in 1997 compared to $2.4 million in 1996, an increase of $3.9 million or 165.4%. This increase resulted primarily from the Company's enlargement of its direct sales force and marketing department. The number of sales and marketing staff increased from 8 to 35 in 1997, 19 of which were added for the last five months of fiscal 1997 with the acquisition of Milestone.

     Product Development.  Product development expenses were $1.3 million in
     -------------------
1997 compared to $1.0 million in 1996, an increase of $0.3 million or 36.0%. This increase resulted primarily from the development of the Company's Process Monitoring and Geographic Mapping Components of the Foundation Template, enhancements to its visual development tools and major new releases of the Foundation Template and Workflow Template.

     General and Administrative.  General and administrative expenses include
     --------------------------
costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and administrative expenses were $3.2 million in 1996 compared to $1.5 million in 1996, an increase of $1.7 million or 114.8%. This increase resulted primarily from the additional administrative staff and expenses of the newly acquired subsidiaries and the amortization of the purchase price of the subsidiaries in excess of the net assets acquired of $374,237.

     Income Tax Provision.  The provision for income taxes was in $1,768,016 in
     --------------------
1997 compared to $644,502 in 1996, an increase of $1,123,514. This increase was attributable to the Company's greater pretax profit level in 1997. The Company's effective tax rate of 43% in 1997 was higher than the effective tax rate of 38% in 1996 primarily as a result of the higher foreign statutory tax rates and an increase in book-tax permanent differences.

QUARTERLY OPERATING RESULTS

     The following tables set forth certain unaudited quarterly results of operations for each of the four quarters ended November 30, 1997, one month ended December 31, 1997 and the four quarters ended December 31, 1998, together with such data as a percentage of total revenue. In the opinion of management, this quarterly information has been prepared on the same basis as the annual Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information for the periods presented when read in conjunction with the Consolidated Financial Statements and the Notes thereto. The operating results for any quarter are not necessarily indicative of results of the full year or of any future quarter.

                                                                              One
                                                                             Month
                                               Quarter Ended                 Ended                Quarter Ended
                                ----------------------------------------------------------------------------------------------
                                 Feb 28,   May 31,    Aug 31,    Nov 30,  Dec 31,      Mar 31,    Jun 30,    Sep 30,   Dec 31,
                                  1997      1997       1997       1997      1997        1998       1998       1998      1998
                                ----------------------------------------------------------------------------------------------
                                                                    (in thousands)
Revenues:
  Products                      $1,489    $1,236     $1,929     $3,886         95       1,325     2,568      1,214      2,907
  Services                       2,465     3,339      5,579      6,987      2,050       7,233     7,680      8,646     11,066
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
    Total revenues               3,954     4,575      7,508     10,873      2,145       8,558    10,248      9,860     13,973
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Cost of revenues:
  Products                         182       181        657      1,126        162         335       418        349        584
  Services                       1,467     1,698      3,177      4,297      1,647       4,484     4,796      5,447      7,764
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
    Total cost of revenues       1,649     1,879      3,834      5,423      1,809       4,819     5,214      5,796      8,348
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Gross profit                     2,305     2,696      3,674      5,450        336       3,739     5,034      4,064      5,625
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Operating expenses:
  Selling and marketing            824     1,289      1,800      2,358        707       2,247     2,561      2,348      2,602
  Product development              326       310        310        368        128         345       322        355        423
  General and administrative       633       504        851      1,176        402       1,294     1,516      1,288      2,041
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
    Total operating expenses     1,783     2,103      2,961      3,902      1,237       3,886     4,399      3,991      5,066
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Income (loss) from operations      522       593        713      1,548       (901)       (147)      635         73        559
Interest expense                    13        16         33         26          6          32        24         23         44
Other income (loss)                137       344        205        174         13         214       324        187        156
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Income (loss) before income        646       921        885      1,696       (894)         35       935        237        671
 taxes                           -----     -----      -----      -----     ------      ------     -----      -----     ------
Income tax benefit (provision)    (239)     (341)      (347)      (841)       271         (54)     (296)      (207)      (191)
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Net income (loss)                  407       580        538        855       (623)        (19)      639         30        480
                                 =====     =====      =====      =====     ======      ======     =====      =====     ======
Earnings (loss) per              $0.08     $0.11      $0.10      $0.16     $(0.13)     $ 0.00     $0.11      $0.01     $ 0.09
 share-diluted                   =====     =====      =====      =====     ======      ======     =====      =====     ======

                                                                As a Percentage of Total Revenues
                                                                              One
                                                                             Month
                                               Quarter Ended                 Ended                Quarter Ended
                                ----------------------------------------------------------------------------------------------
                                 Feb 28,   May 31,    Aug 31,    Nov 30,  Dec 31,      Mar 31,    Jun 30,    Sep 30,   Dec 31,
                                  1997      1997       1997       1997      1997        1998       1998       1998      1998
                                ----------------------------------------------------------------------------------------------
Revenues:
  Products                        37.7%     27.0%      25.7%      35.7%       4.4%       15.5%     25.1%      12.3%      20.8%
  Services                        62.3      73.0       74.3       64.3       95.6        84.5      74.9       87.7       79.2
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
    Total revenues               100.0     100.0      100.0      100.0      100.0       100.0     100.0      100.0      100.0
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Cost of revenues:
  Products                         4.6       4.0        8.8       10.4      165.3        25.3      16.3       28.7       20.1
  Services                        37.1      37.1       42.3       39.5       80.6        62.0      62.4       63.0       70.2
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
    Total cost of revenues        41.7      41.1       51.1       49.9       84.3        56.3      50.9       58.8       59.7
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Gross profit                      58.3      58.9       48.9       50.1       15.7        43.7      49.1       41.2       40.3
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Operating expenses:
  Selling and marketing           20.8      28.2       24.0       21.7        33.0       26.3      25.0       23.8       18.6
  Product development              8.3       6.8        4.1        3.4        6.0         4.0       3.1        3.6        3.0
  General and administrative      16.0      11.0       11.3       10.8       18.7        15.1      14.8       13.1       14.7
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Total operating expenses          45.1      46.0       39.4       35.9       57.7        45.4      42.9       40.5       36.3
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Income (loss) from operations     13.2      12.9        9.5       14.2      (42.0)       (1.7)      6.2        0.7        4.0
Interest expense                   0.3       0.3        0.4        0.2        0.3         0.4       0.2        0.2        0.3
Other income (loss)                3.4       7.5        2.7        1.6        0.6         2.5       3.1        1.9        1.1
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Income (loss) before income       16.3      20.1       11.8       15.6      (41.7)        0.4       9.1        2.4        4.8
 taxes
Income tax benefit (provision)    (6.0)     (7.4)      (4.6)      (7.7)      12.7        (0.6)     (2.9)      (2.1)      (1.4)
                                 -----     -----      -----      -----     ------      ------     -----      -----     ------
Net income (loss)                 10.3%     12.7%       7.2%       7.9%     (29.0)%      (0.2)%     6.2%       0.3%       3.4%
                                 =====     =====      =====      =====     ======      ======     =====      =====     ======

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

     The operating results of many software and business solutions companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Although the Company has not experienced consistent seasonal fluctuations in operational results to date, the Company believes that it is likely that it will experience relatively higher revenues in the Company's fiscal quarters ending on December 31 and relatively lower revenues in its fiscal quarters ending on March 31 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. To the extent future international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the fiscal quarters ending on September 30 as a result of reduced sales activity in Europe during the summer months. See "Business Seasonality."

LIQUIDITY AND CAPITAL RESOURCES

     In 1998, operating activities used $0.4 million in cash which was the result of an increase in accounts receivable which was partially offset by a net income of $1.1 million, $1.9 million of depreciation and amortization, $0.4 million of deferred compensation, an increase in accounts payable and accrued liabilities of $1.4 million, and an increase in deferred income of $0.8 million. The increase in accounts receivable was associated with the growth in revenue, combined with increased billing activity in the last month of the year. The number of days outstanding with respect to accounts receivable increased from 88 days as of November 30, 1997 to 103 days as of December 31, 1998, based upon annualized fourth quarter revenue.

     Cash used in investing activities totaled $1.8 million in 1998. The net change in the Company's marketable securities resulting from maturations, liquidations and reinvestments provided $5.0 million. This cash was invested in $3.6 million of property and equipment, $1.6 million of developed software and $1.5 million of convertible notes of two companies with which the Company has strategic relationships.

     Cash provided by financing activities was $0.5 million in 1998 relating primarily to the $0.9 million of proceeds from employee stock option exercises and the $0.7 million of tax benefits which were partially offset by the $0.2 million increase in debt and $0.8 million used to purchase Common Stock of the Company.

     On June 30, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with First Union National Bank, successor by merger to Signet Bank (the "Bank"), which consists of a revolving credit facility (the "Facility") and a term loan. The Facility has a maximum borrowing amount of $3,000,000 with an expiration date of June 30, 1999 and the term loan is in the amount of $275,000 with an expiration date of October 31, 1999. The Facility bears interest at the LIBOR Market Index Rate (for the United States Dollar quoted by the British Bankers Association) plus 1.85% per annum and the term loan bears interest at the Bank's prime interest rate plus 1/4% per annum. Availability of the funds under the Loan Agreement is also subject to the Company's compliance with certain covenants customary with commercial loans, including covenants related to maintenance of certain levels of tangible net worth. The Loan Agreement further imposes restrictions on creation of debt, merger, sale of assets, loans or advances, guarantees, payment of dividends or repurchase of capital stock without the Bank's consent. The Loan Agreement contains certain financial and non-financial covenants, the most restrictive of which requires the Company to maintain defined levels of tangible net worth and a ratio of total liabilities to tangible net worth. As of November 30, 1997, and for certain compliance periods during the two years ended November 30, 1997, the Company was not in compliance with the foregoing financial covenants for which waivers were obtained. The Company was in compliance with all financial and non-financial covenants during the one month ended December 31, 1997 and the year ended December 31, 1998. In addition, the Company obtained the Bank's consent in connection with the Board of Directors approved stock repurchase program.

     On September 18, 1998, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in open market transactions effected in accordance with Rule 10b-18 of the Securities

Exchange Act of 1934, as amended. As of December 31, 1998, the Company had repurchased 184,000 shares of its Common Stock in such transactions. The Company has, and expects to continue to make, such repurchases using the Company's cash balances and cash generated from operations.

     The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. In the longer term, the Company may require additional sources of liquidity to fund future growth. In addition, in the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business, and such acquisitions also require liquidity. Sources of liquidity for future growth and acquisitions may include additional equity offerings or debt financings. There are no assurances that such sources of financing will be available to the Company and, if they are, that they will be sufficient to meet the Company's capital needs at such time.

IMPACT OF INFLATION

     Inflation has not had any significant impact on the Company's operations.

IMPACT OF YEAR 2000 ISSUE

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

     Several of the Company's systems have been confirmed as Year 2000 compliant. However, the Company is conducting a Year 2000 compliance program to identify and correct any non-compliant software or systems that would cause a significant detrimental effect on the Company. This program is expected to be complete by August 31, 1999. The Company has identified its Year 2000 risk in four categories: internal administrative software; internal operational software and embedded chip technology; external noncompliance by customers and suppliers; and Company products.

     INTERNAL ADMINISTRATIVE SOFTWARE. All of the Company's internal administrative software is "off-the-shelf' commercially available software. The Company is currently gathering data to assess the impact of the Year 2000 on its administrative systems such as the accounting and human resources systems. The Company's main domestic accounting system has been determined to be non-compliant and will be replaced with the compliant version of the same software or, schedule permitting, replaced with new software. The Company expects to be in full compliance with its internal administrative financial systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans are being developed where the Company feels there is some risk that a non-compliant system cannot be implemented before Year 2000.

     INTERNAL OPERATIONS SOFTWARE AND EMBEDDED CHIP TECHNOLOGY. The Company is currently gathering data to assess the impact of the Year 2000 on its operational systems such as production systems and communication systems, with Year 2000 compliance scheduled for August 31, 1999. The Company believes it can achieve compliance in this timeframe because all systems involved were bought as commercial packages and can be replaced by alternatives in short timeframe. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its operational systems. While the Company does not believe there is any material non-compliance in the production or communication systems, the Company is in the information-gathering phase.

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

                        Year 2000 Compliance Statement

     The Company recognizes that most customers use Company software products in business-critical applications and that customers want to know if its products are "Year 2000 Compliant". The compliance statements below cover the Company's software products: Foundation Template (including the SNAP Template, Web Component, Geographic Mapping Component and Process Monitoring Component), Workflow Template ("WFT"), System Management Template ("SMT") and the Enterprise Integration Template ("EIT").

Definition:

     There is no single definition of the term "Year 2000 Compliant" that is
generally accepted in the industry.   The Company has created the definition
below which we believe meets the letter and the spirit of a notice of compliance that meets our customer's requirements.

     A software product is "Year 2000 Compliant" when: (1) the software product itself does not fail at or near January 1, 2000 and (2) the software product provides documented time and date facilities that allow developers to build software that does not fail at or near January 1, 2000. The phrase at or near January 1, 2000 specifically includes treating the Year 2000 as a leap year.

Compliance Statements:

     The Foundation Template (including the SNAP Template, Web Component, Geographic Mapping Component and Process Monitoring Component) provided by the Company is Year 2000 Compliant.

     The Workflow Template ("WFT") provided by the Company is Year 2000
Compliant.

     The Systems Management Template ("SMT") provided by the Company is Year 2000 Compliant.

     The Enterprise Integration Template ("EIT") provided by the Company is Year 2000 Compliant.

How Compliance is Achieved:

     The Foundation Template, WFT, SMT and EIT meet the first criterion because they employ a single module to obtain or provide time and date information. This module has been extensively tested in many product development cycles and in many customer solutions. It handles the Year 2000 as a leap year.

     The Foundation Template, WFT, SMT and EIT meet the second criterion because they use a common data structure for time and date information. All time requests start by getting the operating system time, then developers use one function to convert operating system time to a single portable SNAP environment data structure. Developers use this data structure in applications to obtain
time and date information.   All time and date information is supplied as
integer values. To provide a portable data structure the conversion algorithm is different for different operating system environments. The integer value returned for `year' is a number representing the number of years since 1900.
The year value can be very large (over 10,000). The integer value will increment continuously at the turn of the century and beyond. The algorithm used to determine the current year (1900 + year) remains constant before and after the turn of the century.

     When using Company products that are Year 2000 Compliant it is still possible for application developers to introduce code that will make the overall application non-compliant.

                 End of Company Year 2000 Compliance Statement

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements under the Private Securities Litigation Reform Act of
1995)

     The Company's disclosure and analysis in this Annual Report on Form 10-K and in its 1998 Annual Report to Shareholders contain certain forward-looking statements. Forward-looking statements give the Company's current expectations or forecasts of future events. Investors can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product releases, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, the Company may also provide oral or written forward-looking statements in other materials released to the public.

     Any or all of the forward-looking statements made by the Company may turn out to be wrong. The statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised to consult any further disclosures made by the Company in its periodic reports filed with the Securities and Exchange Commission. The Company also provides the following cautionary discussion of risks and uncertainties relevant to its business. These are factors that the Company believes could cause actual results to differ materially from expected and historical results. Other factors besides those listed below could also materially adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

     Variability of Quarterly Results; Uncertainty of Future Operating Results. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. This variability is due to a variety of factors including, without limitation, the size and timing of significant orders and their fulfillment; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; changes in the level of operating expenses; budgeting cycles of the Company's customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; the cancellation of licenses during the warranty period or non-renewal of maintenance agreements; product life cycles, software bugs and other product quality problems; personnel changes; changes in the Company's strategy; the level of international expansion; seasonal trends; and general domestic and international economic and political conditions.

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

     The Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for enterprise application integration software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Due to the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or as an indication of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

     A significant number of the Company's client projects are performed on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. A significant portion of net revenues are recognized on the percentage-of-completion method which requires revenues to be recorded over the term of a client contract. Revenues attributable to the sale of software tools are recognized upon shipment and revenues attributable to services are recognized upon completion. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenues. Quarterly revenues and operating results can depend on the significance of client engagements commenced and completed during a quarter, the number of working days in a quarter and employee utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of assignments and general economic conditions. The Company's software products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of distributed computing. As a result, the license and implementation of the Company's software products and business solutions generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. On a typical project, a significant number of personnel are provided by the Company's clients or third parties. While professional staff must be adjusted to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing client projects and participate with the Company's sales force in securing new client assignments. In addition, many of the Company's engagements are, and may be in the future, terminable without client penalty. An unanticipated termination of a major project could require the Company to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned persons or higher severance expenses.

     The operating results of many software and business solutions companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Although the Company has not experienced consistent seasonal fluctuations in operational results to date, the Company believes that it is likely that it will experience relatively higher revenues in the Company's fiscal quarters ending on December 31, and relatively lower revenues in its fiscal quarters ending on March 31, as a result of efforts by its direct sales force to meet fiscal year-end sales quotas, assuming the projects can be completed and the corresponding revenue recognized. To the extent future international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the fiscal quarters ending on September 30 as a result of reduced sales activity in Europe during the summer months.

     Emerging Market; Product Concentration; Rapid Technological Change. The market for information technology consulting and software development services utilizing enterprise application integration software is continuing to develop. Many of the Company's potential clients currently employ information processing systems that run on mainframe-based or centralized computer systems. The Company's success is dependent on the acceptance of information processing systems utilizing enterprise application integration software. While the Company believes that corporations and government agencies will continue to accept the use of enterprise application integration software for enterprise-wide information processing systems, a decline in this trend would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's revenues have been attributable to a limited number of products and related services. As a result, factors adversely affecting the pricing of or demand for such products and services could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's success will depend in part on its ability to develop strategic information technology solutions which keep pace with continuing changes in information processing technology, evolving industry standards and changing client preferences. For example, the Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company is and will be required to support its family software products on many of such platforms and to develop and introduce enhancements to such software products on a timely basis that keep pace with such technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in addressing these developments on a timely basis or that if addressed the Company will be successful in the marketplace. The Company's delay or failure to address these developments would have a material adverse effect on the Company's business. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

     The Company has in the past experienced delays in the release dates of enhancements to its software. If release dates of any future Template software enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Template software, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Competition. The information technology consulting, software development, enterprise application integration and business solution markets include a large number of participants, are subject to rapid changes and are highly competitive. The Company competes with and faces potential competition for client assignments and experienced personnel from a number of companies that have significantly greater financial, technical and marketing resources and which generate greater revenues than does the Company. These markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. Clients may elect to use their internal information systems resources to satisfy their needs for software development and technical consulting services, rather than using those offered by the Company. In the software development tools market, representative competitors of the Company include, among others, Forte Software, Inc., ViewStar Corporation, ILOG S.A. and SEER Technologies, Inc. In the enterprise application integration market, representative competitors of the Company include, among others, Crossworlds Software, Inc., Vitria Technology, Inc., and Active Software, Inc. In the information technology consulting market, representative competitors of the Company include, among others, Cambridge Technology Partners, Inc. and TCSI Corporation. In the business solutions market, representative competitors of the Company include, among others, Electronic Data Systems and the consulting departments of the "Big Five" accounting firms.

     In addition, complex enterprise application integration software that can be developed and deployed using the Company's template-based solutions can also be implemented using a combination of first generation application development tools and more powerful server programming techniques such as stored procedures in relational databases and C, C++ or Java programming, along with the integration of networking and database middleware to connect the various components. As such, the Company also effectively experiences competition from potential customers' decisions to pursue internally developed solutions as opposed to utilizing an application environment such as the template-based technology offered by the Company. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products and services. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products and services to justify purchasing them.

     The Company's clients primarily consist of Fortune 1000 companies, agencies of the federal government and other large organizations, and there are an increasing number of professional services firms seeking information technology consulting and software development engagements from that client base. The Company believes that the principal competitive factors in the information technology consulting and software development industry include responsiveness to client needs, quality of service, price, project management capability and technical expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with the Company's products and services, the price at which others offer comparable services and the extent of its competitor's responsiveness to customer needs. There can be no assurance that the Company will be able to compete successfully against current and future competitors on the basis of these factors or others and the failure to do so successfully would have a material adverse effect upon the Company's business, results of operations and financial condition.

     The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby increasing such competitors' market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the enterprise application development and business process automation market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require the Company to reduce the price of its software licenses and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, results of operations and financial condition.

     Risks Associated with Transition to Industry-Specific Templates. A component of the Company's strategy involves the development and introduction of industry-specific templates designed to be layered on top of its existing software templates to provide additional pre-written code for specific business solutions. In order to do so successfully, the Company will be required, among other things, to develop substantial knowledge it does not currently have about the function of business processes in its target industries and to successfully incorporate such knowledge into reusable software templates. There can be no assurance that the Company will be able to develop such knowledge or that, if developed, it will ultimately lead to software templates which the Company is able to market successfully. The failure of the Company's strategy of developing industry-specific templates to lead to software products which can be successfully marketed by the Company could have a material adverse effect on its business, results of operations and financial condition.

     Proprietary Rights; Risks of Infringement and Source Code Release. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the proprietary rights owned by the Company.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations.

     The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all.
In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, results of operations and financial condition would be materially adversely affected.

     Management of Growth. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, accurately forecast revenues and control expenses. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks Associated with Expanding Distribution. To date, the Company has sold its products and services through its direct sales force, distributors, value added resellers, and systems integrators. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and system integrators. Although the Company is currently investing, and plans to continue to invest significant resources to expand its direct sales force and to develop distribution relationships with third-party distributors and resellers, the Company has at times experienced and continues to experience difficulty in recruiting qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, results of operations and financial condition.

     Need to Recruit Additional Skilled Personnel; Dependence on Key Personnel. The Company's future success depends on its continuing ability to attract, train, assimilate and retain highly qualified personnel. Competition for this personnel is intense due to lower overall unemployment rates and the boom in information technology spending. The Company may not be able to retain its current key employees or attract, train, assimilate or retain other highly qualified personnel in the future. Furthermore, the Company may experience increased compensation costs that may not be offset either through improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. None of the Company's employees is subject to a long-term employment or non-competition agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risk of Software Defects; Potential Product Liability for Software Defects. Software products as internally complex as the Company's frequently contain errors or defects, especially when first introduced or when subsequent versions or enhancements are released. While the Company has not experienced material adverse effects from any such errors to date, the Company cannot be certain that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commercial shipments begin. This could result in lost revenue or delays in market acceptance, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

     The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that these limitations of liability provisions may not be effective under existing or future laws of certain domestic or international jurisdictions. Although there have been no product liability claims against the Company to date, the Company's license and support of products may involve the risk of these claims, which are likely to be substantial in light of the use of the Company's products in complex, business-critical applications. A successful product liability claim against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks of International Operations. A significant portion of the Company's revenues arise from international operations. The Company believes that in order to increase sales opportunities and profitability, it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Template software products and services. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, results of operations and financial condition would be materially and adversely affected.

     International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. The Company's international service engagement contracts are, and may be in the future, also subject to differing laws and regulations, the impact of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. The Company's direct international revenues are generally denominated in local currencies. The Company does not currently engage in hedging activities. Revenues generated by the Company's distributors and resellers are generally paid to the Company in United States dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus, the Company's business, results of operations and financial condition.

     Government Contracting Risks. A portion of the Company's revenues are derived from contracts with the government. Government contracts, by their terms, generally can be terminated at any time by the government, without cause, for the convenience of the government. If a government contract is so terminated, the Company would be entitled to receive compensation for the services provided or costs incurred at the time of termination and a negotiated amount of the profit on the contract to the date of termination. In addition, all government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could adversely affect the Company or increase its costs of competing for or performing government contracts. Any violation (intentional or otherwise) of these regulations could result in the termination of such government contracts, imposition of fines, and/or debarment from award of additional government contracts. The termination of any of the Company's significant government contracts or the imposition of fines, damages or suspension from bidding on additional government contracts could have a material adverse effect on the Company. Most government contracts are also subject to modification in the event of changes in funding, and the Company's contractual costs and revenue are subject to adjustment as a result of audits by the Defense Contract Audit Agency ("DCAA") and other government auditors. The DCAA routinely audits cost reimbursement contracts to verify that costs have been properly charged to the government. Further, most government contract awards are subject to protest by competitors.

     Investments. To date, the Company has made strategic investments in certain companies that the Company believes have the potential to grow and become important partners of the Company, and the Company may continue to make strategic investments in the future. Historically, the Company has made these investments in the form of debt that is convertible into equity of the company that is receiving the investment. There can be no assurance that these investments will bring the Company a return on its investment. In addition, because the strategic investments tend to be in small, start-up technology companies, there is a greater risk that the Company could lose some or all of its investment. Any of these results could have a material adverse effect on the Company's business, results of operations and financial condition.

     Year 2000. As described in further detail elsewhere in this Annual Report on Form 10-K, the Company is working to address "Year 2000" problems. There are several aspects of the Year 2000 issue that could have an impact on the Company's business, results of operations and financial condition.

          Impact on Revenues.  The Company believes that the purchasing patterns
          ------------------
of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Certain customers may also have accelerated software expenditures recently to replace and upgrade applications in order to accommodate the Year 2000 issue. Once these customers have completed their preparations, the software industry and the Company may experience a significant deceleration in revenues from these customers. Either of these results could have a material adverse effect on the Company's business, results of operations and financial condition.

          Year 2000 Compliance.  If the Company should fail to identify or fix
          --------------------
all Year 2000 problems in its own software, or if the Company is affected by the inability of a sole-source supplier or major customer to continue operations due to such a problem, the Company's business, results of operations and financial condition could be adversely affected.

          Internal Systems.  Although the Company is not aware of any material
          ----------------
operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third-party software and hardware technology.

          Year 2000 Litigation.  Since the Company is in the business of selling
          --------------------
software, its risk of lawsuits relating to Year 2000 issues with respect to its products is likely to be greater than that of companies in other industries. Because computer systems may incorporate components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 problem. As a result, the Company may be subjected to Year 2000-related lawsuits whether or not its products and services are Year 2000 compliant. The Company cannot be certain at this time what the outcome or impact of any such lawsuits may be.

     Government Regulation and Other Legal Uncertainties. Although it is not directly regulated by any governmental agency, the Company is subject to the laws and regulations that generally apply to businesses. Furthermore, claims have been brought against the Company and its subsidiaries for various matters, and additional claims may arise from time to time. It is possible that the Company's business, results of operations and financial condition could be materially adversely affected by the impact of current or new laws and regulations or the resolution of any of these claims.

     Euro Conversion. A new European currency, the Euro, was introduced in January 1999 to replace the separate currencies of certain western European countries. The change will require changes in the Company's operations as it modifies systems and commercial arrangements to deal with the new currency. Because a three-year transition period is expected during which transactions may be made in the old currencies, the Company will be required to maintain dual currency processes for its operations. The Company has identified issues involved and is developing and implementing solutions. The cost of this effort is not expected to have a material adverse effect on the Company's business, results of operations and financial condition. There can be no guarantee, however, that all problems will be foreseen or corrected, or that no material disruption will occur.

     Volatility of Stock Price. The Company's Common Stock has experienced significant price volatility, and such volatility may occur in the future. Factors, such as announcements of the introduction of new products by the Company or its competitors and quarter-to-quarter variations in the Company's operating results, as well as market conditions in the technology and emerging growth company sectors and generally, may have a significant impact on the market price of the Company's Common Stock. Furthermore, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. Though the Company faces and manages other types of risks, such as credit and liquidity risks, the Company's market risk arises primarily from risks inherent in currency rate movements and from risk inherent in the Company's marketable securities. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

     A substantial portion of the Company's revenues are generated from international operations. Revenues from foreign subsidiaries and export sales accounted for 49.0% and 51.9% of the Company's total revenues in fiscal years 1997 and 1998 respectively, or $12.3 million and $21.2 million, respectively. As a result, the Company is subject to numerous international risks. These risks include unexpected changes in regulatory requirements, export limitations on encryption technologies, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders.

These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. The Company believes that the Company's currency exchange risk is mitigated somewhat by the fact that the Company conducts operations from international as well as domestic locations, allowing it to minimize the impact of any currency movements by, for example, paying its German debtors in German deutsche marks. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

     The fair value of the Company's investments in marketable securities at December 31, 1998 was $8.2 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing primarily in multiple types of investment-grade securities. The Company's marketable securities portfolio is invested primarily in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. The Company is aware that it has gross unrealized losses of approximately $197,000 from certain of its longer-term marketable securities, and there can be no assurance that the Company will be able to recoup these losses if realized. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are liquidated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K" contained in this Annual Report on Form 10-K for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III
                                   --------

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by
Part III has been omitted under Item G of the General Instructions for Form 10-K. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") under the captions "Election of
                                                              -----------
Directors" and "Executive Officers"
---------       ------------------

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Executive Compensation."
                                                 ----------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Beneficial Ownership of Common
                                                 -------------------------------
Stock."
-----

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Certain Transactions."
                                                 --------------------

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

1.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Accountants
     Consolidated Balance Sheets as of November 30, 1997 and December 31, 1998. Consolidated Statements of Operations and Comprehensive Income (Loss) for
          the Years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the Year ended December 31, 1998
     Consolidated Statements of Changes in Shareholders' Equity for the Years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the Year ended December 31, 1998
     Consolidated Statements of Cash Flows for the Years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the Year ended December 31, 1998
     Notes to the Consolidated Financial Statements

2.  Financial Statement Schedule

     All schedules are omitted because they are not required or the required information is included in the Consolidated Financial Statements and Notes thereto.

3.  Exhibits

     The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Commission:

3.1    Amended and Restated Articles of Incorporation of Template Software,
       Inc./1/.

3.2    Bylaws of Template Software, Inc. /1/.

4.1 Registration Rights Agreement, by and between Template Software, Inc. and Alcatel, N.V., dated November 27, 1996 /1/

4.2 Shareholders' Agreement, by and between Template Software, Inc., Messrs. Joseph M. Fox, E. Linwood Pearce and Andrew B. Ferrentino and Alcatel, N.V., dated November 27, 1996 /1/

4.3 Registration Rights Agreement, dated as of March 3, 1997 by and between Template Software, Inc., and Alain Kuhner /2/

4.4 Registration Rights Agreement, dated as of June 27, 1996, by and between Template Software, Inc. and Heinz-Dieter Dietrich and Klaus-Dieter Jansen /5/

10.1   Template Software, Inc. 1992 Incentive Stock Option Plan. * /1/

10.2   Template Software, Inc. 1992 Incentive Stock Option Plan, Class B. * /1/

10.3   Template Software, Inc.1992 Non-Statutory Stock Option Plan. * /1/

10.4   Template Software, Inc. 1996 Equity Incentive Plan, as amended. * /8/

10.5 Employment Agreement, dated as of October 24, 1996, between Template Software, Inc. and E. Linwood Pearce. * /1/

10.6 Amendment to Employment Agreement, dated as of October 14, 1997, between Template Software, Inc. and E. Linwood Pearce. * /5/

10.7 Office Lease Agreement, dated April 25, 1996, between Template Software, Inc. and Vintage Park Two Limited Partnership /1/

10.8 Amendment to Office Lease Agreement, dated August 18, 1997, between Template Software, Inc. and Vintage Park Two Limited Partnership /5/

10.9 First Amended and Restated Loan and Security Agreement, dated October 22, 1996, between Template Software, Inc. and Signet Bank /1/

10.10 Consulting Agreement, dated as of December 17, 1996, between Template Software, Inc. and WinStar Telecommunications, Inc. /3/

10.11 License Agreement, dated as of February 28, 1997, between Template Software, Inc. and WinStar Telecommunications, Inc., as amended by Amendment One to License Agreement, dated as February 28, 1997 /3/

10.12 Sales and Purchase Agreement, dated April, 1997, between Template Software (UK) Limited and British American Financial Services IT & Group Services Limited /3/

10.13 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Dietrich relating to the purchase of Milestone /4/

10.14 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Jansen relating to the purchase of Milestone /4/

10.15 Share Purchase Agreement, dated June 27, 1997, between Template Holding and NeSBIC III, C.V. relating to the purchase of Milestone /4/

10.16 Share Purchase Agreement, dated June 27, 1997, between Template Management and Jansen relating to the purchase of .33% Milestone /4/

10.17 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Dietrich relating to the purchase of Milestone Austria /4/

10.18 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Jansen relating to the purchase of Milestone Austria /4/

10.19 Stock Purchase Agreement, dated as of February 19, 1997, between Template Software, Inc. and Alain Kuhner /2/

10.20 Assignment of Indebtedness, dated as of February 19, 1997, between Template Software, Inc. and Alain Kuhner /2/

10.21 Service Agreement between Template Software, Inc. and Richard Collard executed March 20, 1998. * /6/

10.22 Share Purchase Agreement dated March 27, 1998 between Template Software Holding Ges. MbH and Christian Hofer, Irene Hofer and Michael Hofer, shareholders of Milestone Software Ges. MbH /7/

10.23 Rights Agreement, dated as of July 3, 1998, by and between Template Software, Inc. and First Union National Bank, as Rights Agent. /9/

10.24 Financing Agreement, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc. (see agreement for omitted exhibits) /10/

10.25 Convertible Promissory Note, dated September 1, 1998, of Eagle Eye Technologies, Inc. /10/

10.26 Warrant to Purchase Common Stock, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc. /10/

10.27 Loan Agreement, dated June 30, 1998, between Template Software, Inc. and First Union Nation Bank (see table of contents for list of omitted schedules and exhibits). /10/

10.28 License Agreement, dated as of December 17, 1998, between BULL and Template Software, Inc. (see agreement for list of omitted schedules and exhibits). /11/

10.29 Employment Agreement, dated as February 25, 1999 and effective as of January 1, 1999, between Template Software, Inc. and Joseph M. Fox. */11/

10.30 Employment Agreement, dated as of December 21, 1998, between Template Software, Inc. and Andrew B. Ferrentino. * /11/

10.31 Consultant Agreement, dated as of January 1, 1999, between Template Software, Inc. and Dr. Alan B. Salisbury. * /11/

21     Subsidiaries of Template Software, Inc. /11/

23     Consent of PricewaterhouseCoopers LLP. /11/

27     Financial Data Schedule. /11/


     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

______________________
1 Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17063), originally filed with the Securities and Exchange Commission on November 27, 1996.
2 Incorporated by reference to the Company's Report on Form 8-K, dated March 4, 1997 and filed March 19, 1997 (File No. 0-21921).
3 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1997 (File No. 0-21921).
4 Incorporated by reference to the Company's Report on Form 8-K, dated June 27, 1997 and filed July 14, 1997 (File No. 0-21921).
5 Incorporated by reference to the Company's Report on Form 10-K, dated March 2, 1998 (File No. 0-21921).
6 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1998 (File No. 0-21921).
7 Incorporated by reference to the Company's Report on Form 8-K, dated March 30, 1997 and filed April 6, 1998 (File No. 0-21921).
8 Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-52241), filed with the Securities and Exchange Commission on May 8, 1998.
9 Incorporated by reference to the Company's Report on Form 8-K, dated July 3, 1997 and filed July 10, 1998 (File No. 0-21921).
10 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-21921).
11 Filed herewith.

*  Indicates management contract or compensatory plan or arrangement.

   (b)  Reports on Form 8-K:

     On October 15, 1998, the Company filed a Report on Form 8-K (Commission file no: 0-21921) regarding the change of the Company's fiscal year from the twelve months ending November 30 to the twelve months ending December 31.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TEMPLATE SOFTWARE, INC.


Date: March 30, 1999            /s/  Kimberly E. Osgood
                                -------------------------------------
                                Kimberly E. Osgood
                                Chief Financial Officer, Secretary and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


                                           /s/  E. Linwood Pearce
                                           -------------------------------------
March 30, 1999                             E. Linwood Pearce
                                           Chief Executive Officer and President



                                           /s/  Joseph M. Fox
                                           -------------------------------------
March 30, 1999                             Joseph M. Fox
                                           Chairman of the Board



                                           /s/  Andrew B. Ferrentino
                                           -------------------------------------
March 30, 1999                             Andrew B. Ferrentino
                                           Director



                                           /s/ Dr. Duane A. Adams
                                           -------------------------------------
March 30, 1999                             Dr. Duane A. Adams
                                           Director



                                           /s/ Dr. Alan B. Salisbury
                                           -------------------------------------
March 30, 1999                             Dr. Alan B. Salisbury
                                           Director



                                           /s/ Dr. Gerhard Barth
                                           -------------------------------------
March 30, 1999                             Dr. Gerhard Barth
                                           Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Template Software, Inc.

In our opinion the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Template Software, Inc. and its subsidiaries (the "Company") at November 30, 1997 and December 31, 1998, and the results of their operations and their cash flows for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997, and for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

McLean, VA
March 17, 1999

                   TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                       NOVEMBER 30,           DECEMBER 31,
                                                                                       ------------           ------------
                                                                                           1997                   1998
                                                                                           ----                   ----
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 2,739,075            $ 1,830,806
  Marketable securities                                                                  13,317,901              8,221,300
  Accounts receivable, net                                                               10,474,254             15,751,823
  Income tax receivable                                                                     235,848                 19,780
  Deferred income taxes                                                                     406,172              1,872,580
  Prepaid expenses and other current assets                                                 688,577              1,698,639
                                                                                        -----------            -----------
    Total current assets                                                                 27,861,827             29,394,928
                                                                                        -----------            -----------
Property, plant and equipment, net                                                        2,193,932              5,422,931
Software development costs, net                                                           1,490,776              2,601,474
Goodwill, net                                                                            10,710,555             10,298,088
Deferred income taxes                                                                       408,328                     --
Note receivable                                                                                  --              1,040,667
Other assets                                                                                306,075                326,018
                                                                                        -----------            -----------
      Total assets                                                                      $42,971,493            $49,084,106
                                                                                        ===========            ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $ 1,431,162            $ 2,642,350
  Accrued expenses                                                                        2,717,618              4,101,615
  Revolving credit agreement                                                                 33,553                166,797
  Current portion of long-term debt                                                          91,667                229,373
  Capital lease obligations                                                                  54,023                 55,209
  Income taxes payable                                                                       34,639                 46,465
  Deferred income                                                                           794,832              1,437,014
                                                                                        -----------            -----------
    Total current liabilities                                                             5,157,494              8,678,823
                                                                                        -----------            -----------
Long-term liabilities:
  Long-term debt, net of current portion                                                     84,028                     --
  Capital lease obligations, noncurrent                                                     127,226                 76,602
  Deferred income taxes                                                                          --                827,030
  Other liabilities                                                                         309,450                421,083
                                                                                        -----------            -----------
    Total liabilities                                                                     5,678,198             10,003,538
                                                                                        -----------            -----------
Commitments and contingencies (See Note 10)
Shareholders' equity:
Preferred Stock, $0.01 par value per share; 3,000,000 shares authorized; no shares issued and outstanding as of November 30, 1997 and December 31,
 1998, respectively                                                                              --                     --


Common Stock, $0.01 par value per share; 17,000,000 shares authorized;
 4,675,433 shares issued and outstanding as of November 30, 1997 and
 5,153,755 shares issued and 4,969,755 shares outstanding, as of December
 31, 1998                                                                                    46,755                 51,538



Additional paid-in capital                                                               35,088,542             36,619,503
Deferred compensation                                                                    (1,177,920)              (727,243)
Accumulated other comprehensive income                                                       49,752                154,156
Retained earnings                                                                         3,286,166              3,793,839
Common stock in treasury, at cost  no shares and 184,000 shares as of
 November 30, 1997 and December 31, 1998                                                         --               (811,225)
                                                                                        -----------            -----------
Total shareholders' equity                                                               37,293,295             39,080,568
                                                                                        -----------            -----------
Total liabilities and shareholders' equity                                              $42,971,493            $49,084,106
                                                                                        ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)




                                                                   YEAR ENDED                MONTH ENDED         YEAR ENDED
                                                                   ----------                -----------         ----------
                                                                  NOVEMBER 30,               DECEMBER 31,        DECEMBER 31,
                                                                  ------------              ------------        ------------
                                                               1996          1997               1997                1998
                                                               ----          ----               ----                ----
Revenues:
  Products                                                 $ 1,918,568   $ 8,539,387         $   95,292         $ 8,014,139
  Services                                                  11,611,543    18,371,005          2,050,140          34,625,087
                                                           -----------   -----------         ----------         -----------
    Total revenues                                          13,530,111    26,910,392          2,145,432          42,639,226
                                                           -----------   -----------         ----------         -----------
Cost of revenues:
  Products                                                     782,804     2,145,552            162,509           1,685,913
  Services                                                   6,245,888    10,639,845          1,646,626          22,491,322
                                                           -----------   -----------         ----------         -----------
    Total cost of revenues                                   7,028,692    12,785,397          1,809,135          24,177,235
                                                           -----------   -----------         ----------         -----------
Gross profit                                                 6,501,419    14,124,995            336,297          18,461,991
                                                           -----------   -----------         ----------         -----------
Operating expenses:
  Selling and marketing                                      2,362,648     6,270,769            706,861           9,758,355
  Product development                                          966,088     1,314,770            127,694           1,444,474
  General and administrative                                 1,473,062     3,163,587            403,096           6,139,040
                                                           -----------   -----------         ----------         -----------
    Total operating expenses                                 4,801,798    10,749.126          1,237,651          17,341,869
                                                           -----------   -----------         ----------         -----------
Income (loss) from operations                                1,699,621     3,375,869           (901,354)          1,120,122
  Interest income (expense), net                               (22,130)      872,613             45,477             615,300
  Other income (expense), net                                   12,079      (100,673)           (38,515)            142,905
                                                           -----------   -----------         ----------         -----------
Net income (loss) before income taxes                        1,689,570     4,147,809           (894,392)          1,878,327
Income tax benefit (provision)                                (644,502)   (1,768,016)           271,855            (748,117)
                                                           -----------   -----------         ----------         -----------
Net income (loss)                                          $ 1,045,068   $ 2,379,793         $ (622,537)        $ 1,130,210
                                                           ===========   ===========         ==========         ===========
Other comprehensive income (loss):
  Foreign currency translation adjustment                           --        49,752            (46,029)            272,846
  Unrealized loss on marketable securities, net of taxes            --            --                 --            (122,413)
                                                           -----------   -----------         ----------         -----------
Comprehensive income (loss)                                $ 1,045,068   $ 2,429,545         $ (668,566)        $ 1,280,643
                                                           ===========   ===========         ==========         ===========

Earnings (loss) per share  basic                           $      0.48   $      0.58         $    (0.13)        $      0.23
                                                           ===========   ===========         ==========         ===========
Shares used in computing basic earnings (loss) per share     2,182,260     4,091,566          4,676,304           5,013,528
                                                           ===========   ===========         ==========         ===========

Earnings (loss) per share  diluted                         $      0.23   $      0.44         $    (0.13)        $      0.20
                                                           ===========   ===========         ==========         ===========
Shares used in computing diluted earnings (loss) per         4,643,919     5,419,150          4,676,304           5,708,932
 share                                                     ===========   ===========         ==========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            SERIES A
                                                      CONVERTIBLE          CONVERTIBLE           CLASS A              CLASS B
                                                     PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK          COMMON STOCK
                                                    SHARES     AMOUNT   SHARES    AMOUNT   SHARES       AMOUNT     SHARES     AMOUNT
                                                    ------     ------   ------    ------   ------       ------     ------     ------
Balance, November 30, 1995                         195,847   $ 385,701        0   $     0  1,808,924   $ 18,089   423,006   $ 4,230
Retirement of stock held in treasury              (195,847)   (385,701)       0         0    (48,936)      (489)        0         0
Issuance of Class B Common Stock                         0           0        0         0          0          0    64,014       640
Issuance of Convertible Preferred Stock Series A         0           0  500,000     5,000          0          0         0         0
Exchange of Class A and Class B Common Stock             0           0        0         0 (1,759,988)   (17,600) (487,020)   (4,870)
Net income                                               0           0        0         0          0          0         0         0
                                                  ---------------------------------------------------------------------------------
Balance, November 30, 1996                               0           0  500,000     5,000          0          0         0         0
Conversion of Series A Convertible Preferred Stock       0           0 (500,000)   (5,000)         0          0         0         0
Initial public offering of common stock, $16.00
 per share, net of expenses                              0           0        0         0          0          0         0         0

Exercise of stock options                                0           0        0         0          0          0         0         0
Common Stock issued in connection with business
 acquisitions, $12.18 - $14.90 per share                 0           0        0         0          0          0         0         0

Translation Adjustment                                   0           0        0         0          0          0         0         0
Deferred compensation related to stock options
 granted below fair market value                         0           0        0         0          0          0         0         0

Amortization of Deferred Compensation                    0           0        0         0          0          0         0         0
Expenses related to issuance of Series A
 Convertible Preferred Stock in 1996                     0           0        0         0          0          0         0         0

Tax benefit associated with exercise of stock            0           0        0         0          0          0         0         0
 options
Net Income                                               0           0        0         0          0          0         0         0
                                                  ---------------------------------------------------------------------------------
Balance, November 30, 1997                               0           0        0         0          0          0         0         0
Exercise of stock options                                0           0        0         0          0          0         0         0
Translation Adjustment                                   0           0        0         0          0          0         0         0
Forfeitures of stock options                             0           0        0         0          0          0         0         0

Amortization of Deferred Compensation                    0           0        0         0          0          0         0         0
Tax benefit associated with exercise of stock            0           0        0         0          0          0         0         0
 options
Net Loss                                                 0           0        0         0          0          0         0         0
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1997                               0           0        0         0          0          0         0         0
Exercise of stock options                                0           0        0         0          0          0         0         0
Issue Stock related to FY97 contingent                   0           0        0         0          0          0         0         0
 consideration
Translation Adjustment                                   0           0        0         0          0          0         0         0
Gain on investment                                       0           0        0         0          0          0         0         0
Forfeitures of stock options                             0           0        0         0          0          0         0         0

Amortization of Deferred Compensation                    0           0        0         0          0          0         0         0
Purchase of Treasury Shares                              0           0        0         0          0          0         0         0
Tax benefit associated with exercise of stock            0           0        0         0          0          0         0         0
 options
Net Income                                               0           0        0         0          0          0         0         0
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1998                               0   $       0        0   $     0          0   $      0         0   $     0
                                                  =================================================================================

TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                       ADDITIONAL   DEFERRED
                                                   COMMON STOCK         PAID-IN      COMPEN-
                                                 SHARES     AMOUNT      CAPITAL      SATION
                                                 --------  --------  ------------  ----------

Balance, November 30, 1995                              0  $     0   $   969,491  $         0
Retirement of stock held in treasury                    0        0        48,389            0
Issuance of Class B Common Stock                        0        0        96,108            0
Issuance of Convertible Preferred Stock
 Series A                                               0        0     7,995,000            0

Exchange of Class A and Class B Common
 Stock                                          2,247,008   22,470             0            0

Net income                                              0        0             0            0
                                                ---------------------------------------------
Balance, November 30, 1996                      2,247,008   22,470     9,108,988            0
Conversion of Series A Convertible
 Preferred Stock                                  500,000    5,000             0            0

Initial public offering of common stock,
 $16.00 per share, net of expenses              1,400,000   14,000    19,749,359            0

Exercise of stock options                         344,675    3,447       684,035            0
Common Stock issued in connection with
 business acquisitions, $12.18 - $14.90
 per share                                        183,750    1,838     2,998,114            0


Translation Adjustment                                  0        0             0            0
Deferred compensation related to stock
 options granted below fair market value                0        0     1,584,905   (1,584,905)

Amortization of Deferred Compensation                   0        0             0      406,985
Expenses related to issuance of Series A
 Convertible Preferred Stock in 1996                    0        0       (75,096)           0

Tax benefit associated with exercise of
 stock options                                          0        0     1,038,207            0

Net Income                                              0        0             0            0
                                                ---------------------------------------------
Balance, November 30, 1997                      4,675,433   46,755    35,088,542   (1,177,920)
Exercise of stock options                           2,250       23       898,181            0
Translation Adjustment                                  0        0             0            0
Forfeitures of stock options                            0        0       (14,400)      14,400
Amortization of Deferred Compensation                   0        0             0       32,483
Tax benefit associated with exercise of
 stock options                                          0        0         2,500            0

Net Loss                                                0        0             0            0
                                                ---------------------------------------------
Balance, December 31, 1997                      4,677,683   46,778    35,081,074   (1,131,037)
Exercise of stock options                         424,730    4,247       898,181            0
Common stock issued in connection with
 1997 business acquisitions                        51,342      513          (513)           0

Translation Adjustment                                  0        0             0            0
Gain on investment                                      0        0             0            0
Forfeitures of stock options                            0        0       (14,651)      14,651
Amortization of Deferred Compensation                   0        0             0      389,143
Purchase of treasury shares                      (184,000)       0             0            0
Tax benefit associated with exercise of
 stock options                                          0        0       655,412            0

Net Income                                              0        0             0            0
                                                ---------------------------------------------
Balance, December 31, 1998                      4,969,755 $ 51,538   $36,619,503  $  (727,243)
                                                =============================================






















                                                                   RETAINED
                                                 ACCUMULATED       EARNINGS     TREASURY
                                                COMPREHENSIVE      (ACCUM.      STOCK AT
                                                   INCOME.         DEFICIT)       COST         TOTAL
                                                --------------   -----------    --------      --------
Balance, November 30, 1995                         $        0    $  (138,695) $(337,801)  $   901,015
Retirement of stock held in treasury                        0              0    337,801             0
Issuance of Class B Common Stock                            0              0          0        96,748
Issuance of Convertible Preferred Stock
 Series A                                                   0              0          0     8,000,000

Exchange of Class A and Class B Common
 Stock                                                      0              0          0             0

Net income                                                  0      1,045,068          0     1,045,068
                                                   --------------------------------------------------
Balance, November 30, 1996                                  0        906,373          0    10,042,831
Conversion of Series A Convertible
 Preferred Stock                                            0              0          0             0

Initial public offering of common stock,
 $16.00 per share, net of expenses                          0              0          0    19,763,359

Exercise of stock options                                   0              0          0       687,482
Common Stock issued in connection with
 business acquisitions, $12.18 - $14.90
 per share                                                  0              0          0     2,999,982


Translation Adjustment                                 49,752             0           0        49,752
Deferred compensation related to stock
 options granted below fair market value                    0             0           0             0

Amortization of Deferred Compensation                       0             0           0       406,985
Expenses related to issuance of Series A
 Convertible Preferred Stock in 1996                        0             0           0       (75,096)

Tax benefit associated with exercise of
 stock options                                              0             0           0     1,038,207

Net Income                                                  0     2,379,793           0     2,379,793
                                                   --------------------------------------------------
Balance, November 30, 1997                             49,752     3,286,166           0    37,293,295
Exercise of stock options                                  0              0           0         4,455
Translation Adjustment                               (46,029)             0           0       (46,029)
Forfeitures of stock options                               0              0           0             0
Amortization of Deferred Compensation                      0              0           0        32,483
Tax benefit associated with exercise of
 stock options                                             0              0           0         2,500

Net Loss                                                   0       (622,537)          0      (622,537)
                                                   --------------------------------------------------
Balance, December 31, 1997                             3,723      2,663,629           0    36,664,167
Exercise of stock options                                  0              0           0       902,428
Common stock issued in connection with
 1997 business acquisitions                                0              0           0             0

Translation Adjustment                               272,846              0           0       272,846
Gain on investment                                  (122,413)             0           0      (122,413)
Forfeitures of stock options                               0              0           0             0
Amortization of Deferred Compensation                      0              0           0       389,143
Purchase of treasury shares                                0              0    (811,225)     (811,225)
Tax benefit associated with exercise of
 stock options                                             0              0           0       655,412

Net Income                                                 0      1,130,210           0     1,130,210
                                                   --------------------------------------------------
Balance, December 31, 1998                         $ 154,156     $3,793,839   $(811,225)  $39,080,568
                                                   ==================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                                        TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              MONTH        YEAR
                                                                                                              ENDED       ENDED
                                                                                                            DECEMBER     DECEMBER
                                                                                YEAR ENDED NOVEMBER 30,        31,          31,
                                                                                  1996          1997          1997         1998
                                                                             ------------  -------------  -----------  ------------
Cash flows from operating activities:
Net income (loss)                                                            $ 1,045,068   $  2,379,793   $ (622,537)  $ 1,130,210
Adjustments to reconcile net income (loss) to net cash provided by (used
 in) operating activities:
  Amortization of discounts on marketable securities                                  --        (76,608)     (18,463)     (112,664)
  Depreciation and amortization of property, plant and equipment                 117,121        354,569       59,137       559,048
  Provision for losses on accounts receivable                                         --         98,026       (3,831)      114,910
  Deferred rent amortization                                                       2,272         89,569        4,947        96,519
  Deferred compensation amortization                                                  --        406,985       32,483       389,143
  Amortization of capitalized software development costs                         252,260        394,770       37,874       584,738
  Goodwill amortization                                                               --        374,237       46,579       803,701
  Deferred tax provision                                                          61,410        632,240     (294,603)      169,261
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                           (708,163)    (6,156,891)   1,077,883    (6,056,081)
  Current year income tax receivable                                                  --       (235,848)          --       216,092
  Prepaid expenses and other assets                                             (521,911)      (195,754)     108,426      (462,611)
  Accounts payable and accrued liabilities                                       920,907     (1,449,207)     311,579     1,402,352
  Income taxes payable                                                           492,498       (532,097)      16,520        (6,557)
  Deferred income                                                               (104,870)      (276,327)    (140,323)      758,179
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            1,556,592     (4,192,543)     615,671      (413,760)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of marketable securities                                                  --    (43,169,673)          --    (5,201,293)
  Proceeds from sales and maturities of marketable securities                         --     29,928,380           --    10,231,580
  Capital expenditures and leasehold improvements                               (652,359)      (933,403)    (166,063)   (3,566,909)
  Capitalization of software development costs                                  (395,303)    (1,167,452)     (84,194)   (1,649,114)
  Issuance of note receivable                                                         --             --           --    (1,540,667)
  Acquisitions of businesses, net of cash acquired                                    --     (7,356,848)          --       (57,539)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (1,047,662)   (22,698,996)    (250,257)   (1,783,942)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes payable                                                    275,000             --           --       269,123
  Payments on notes payable                                                     (363,632)       (91,667)      (7,639)     (214,515)
  Revolving credit facility, net                                                (161,330)       (47,839)     310,282      (233,592)
  Income tax benefit related to stock options                                         --      1,038,207        2,500       655,413
  Payments on capital lease obligations                                          (21,340)       (49,759)      (4,334)      (62,176)
  Proceeds from issuance of capital stock, net of expenses                     8,000,000     19,688,264           --            --
  Proceeds from sale of common stock under stock programs                         96,748        687,482        4,455       902,428
  Purchase of treasury shares                                                         --             --           --      (811,225)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      7,825,446     21,224,688      305,264       505,456
----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               --          8,766       15,543        97,756
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           8,334,376     (5,658,085)     686,221    (1,594,490)
Cash and cash equivalents at beginning of period                                  62,784      8,397,160    2,739,075     3,425,296
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 8,397,160   $  2,739,075   $3,425,296   $ 1,830,806
----------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
  Cash paid for interest                                                     $    46,668   $     91,367   $    5,944   $   123,404
  Cash paid for income taxes                                                 $    90,594   $    810,140   $    2,099   $    91,598
Non cash investing and financing activities:
  Property and equipment acquired through capital leases                     $   247,086   $         --   $       --   $    17,073
  Retirement of treasury stock:
     Class A Common Stock                                                    $    67,560   $         --   $       --   $        --
     Preferred Stock                                                         $   270,241   $         --   $       --   $        --
  Conversion of Series A Convertible Preferred Stock:
     Series A Convertible Preferred Stock                                    $        --   $     (5,000)  $       --   $        --
     Common Stock                                                            $        --   $      5,000   $       --   $        --
  Business acquisitions, net of cash acquired:
      Working capital, other than cash acquired                              $        --   $  2,714,547   $       --   $   374,129
      Property and equipment                                                 $        --   $   (699,939)  $       --   $   (43,985)
      Cost in excess of net assets of companies acquired, net                $        --   $(11,084,792)  $       --   $  (383,774)
      Other non-current assets                                               $        --   $ (1,356,073)  $       --   $    (3,909)
      Non-current liabilities                                                $        --   $     69,428   $       --   $        --
      Fair market value of common stock issued                               $        --   $  2,999,981   $       --   $        --
  Non cash investing activities
      Fair value adjustment to deferred tax asset acquired                   $        --   $         --   $       --   $   (54,039)

The accompanying notes are an integral part of these consolidated financial statements.

TEMPLATE SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Business

     Template Software, Inc. (the "Company") provides enterprise-wide software solutions to organizations that require the integration of their operations and systems in an effort to better automate their critical business processes. The Company's solutions are targeted at large-scale, mission-critical applications, such as order handling and fulfillment, human resource management, and network monitoring systems primarily in the telecommunications, finance/insurance and government industries.

Recapitalization of Common Stock

     The Company, formerly a Maryland corporation, elected to change its capital structure in October 1996, and reincorporated into Template Software, Inc., a Virginia corporation (the "Recapitalization"). Pursuant to the Recapitalization, the Company (i) exchanged its Class A and Class B Common Stock for an equal amount of shares of a single class of $0.01 par value, common stock ("Common Stock") and (ii) increased the Company's authorized capital stock to 20,000,000 shares, which consisted of 17,000,000 shares of Common Stock and 3,000,000 shares of a new class of preferred stock ("Preferred Stock"). The preferences, limitations and relative rights of the Preferred Stock, which is issuable in series, are determined by the Board of Directors upon designation.

Registration statement

     In January 1997, the Company completed an underwritten public offering of 2,100,000 shares of its common stock; 1,400,000 shares of Common Stock for the account of the Company and 700,000 shares of Common Stock for the accounts of selling security holders, with an aggregate offering price of $16.00 per share registered. The expenses incurred for the Company's account in connection with the issuance and distribution of the securities were $1,568,000 of underwriting discounts and commissions and $1,068,641 of other expenses for a total expense of $2,636,641. The net offering proceeds to the Company were $19,763,359. From the effective date of the Registration Statement, through the end date of the period covered by this report, the Company used $7,414,387 to acquire other businesses, $8,211,006 to purchase temporary investments in marketable securities, $1,500,000 to invest in convertible promissory notes of other businesses, and the remaining $2,637,966 in property, plant and equipment. There has not been a material change in the use of proceeds described in the Company's prospectus.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Template Software, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition


     Prior to December 15, 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1, "Software Revenue Recognition." Subsequent to December 15, 1997, the Company began recognizing revenue in accordance with SOP 97-2, "Software Revenue Recognition." SOP 97-2 was amended on March 31, 1998 by SOP 98-4 "Deferral of the effective date of a provision of SOP 97-2." In December 1998, the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition," which amends SOP 98-4, and is effective after December 31, 1998. Management has assessed these new statements and believes that their adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies. The Company licenses the rights to use its software products to customers under perpetual license agreements, and provides product support and enhancements under annual maintenance agreements. Revenue from product licensing arrangements is generally recognized after execution of a licensing agreement and shipment of the product, provided that no significant Company obligations remain and the resulting receivable is deemed collectible by management. Services revenue includes consulting, product support and maintenance and training. The Company defers and recognizes product support and maintenance revenue ratably over the terms of the contract period, which is generally one year. The Company recognizes training and consulting revenue as the services are provided.

     Customization is sometimes involved in the development of a software solution by the Company. Under these circumstances, the Company's revenues are derived from contracts of various types. Revenue from federal government agency cost-plus-award-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee. Revenues from fixed-price contracts is recognized using the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract. Fees under federal government agency contracts may be increased or decreased in accordance with certain provisions which measure actual performance against established targets or other criteria. Such fee adjustments are included in revenues at the time the amounts can be reasonably determined. Provisions for anticipated contract losses are recognized at the time they become evident.

Cash and cash equivalents

     Cash and cash equivalents consist of demand deposits and short-term repurchase agreements which have original maturities of three months or less. As of December 31, 1998 the Company has not experienced any losses on these investments.

Marketable Securities

     Marketable securities at November 30, 1997 and December 31, 1998 consisted of direct obligations of the United States Government, municipalities and commercial paper with strong credit ratings. These investments are considered available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are held for an unspecified period of time and are sold to meet its liquidity needs. Accordingly, the Company has classified these investments as current assets. Available-for-sale securities are reported at fair value based generally on quoted market prices with unrealized gains and losses, net of taxes, recorded in shareholders equity until realized. At November 30, 1997, amortized cost of marketable securities approximated market; therefore, no adjustment was made to shareholders equity as a result of changes in market value to these securities. At December 31, 1998, unrealized loss from marketable securities was $197,441, net of taxes of $75,028. Interest income is accrued as earned.

                                                                                     FAIR VALUE
                                                                                     YEAR ENDED
                                                                             NOVEMBER 30,  DECEMBER 31,
                                                                                 1997          1998
                                                                             ------------  ------------
U.S. government securities (maturity of less than 1 year)                     $ 4,986,146    $       --
U.S. government securities (maturity of 29 years)                                      --     4,056,300
U.S. corporate debt securities (maturities of less than 1 year)                 3,366,755            --
Municipal obligations (maturities of 23-27 years with 7 day call feature)       4,965,000     4,165,000
                                                                              -----------    ----------
Total                                                                         $13,317,901    $8,221,300
                                                                              ===========    ==========

Inventory

          The Company's European subsidiaries maintain an inventory of various third party software licenses for resale. The inventory is recorded at cost and is accounted for using the FIFO method. The inventory balance, which is included in prepaid expenses and other current assets in the consolidated balance sheet, was $57,711 and $358,253 as of November 30, 1997 and December 31, 1998, respectively.

Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company limits the amount of investment exposure in any one financial instrument and minimizes the amount of cash it maintains in foreign currencies by maintaining sufficient cash in U.S. dollars. To date, the impact of exchange rates on foreign cash balances has been immaterial. The Company sells products and services to customers without requiring collateral, however, the Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

     For the years ended November 30, 1996 and 1997, for the one month period ended December 31, 1997 and for the year ended December 31, 1998, revenues from federal government agencies represent 20%, 23%, 20% and 29%, respectively, of total consolidated revenues. With the exception of federal government agencies, there were two customers (28% from Customer A and 20% from Customer B) for the year ended November 30, 1996, one customer (13% from Customer C) for the year ended November 30, 1997, one customer for the one month ended December 31, 1997 (13% from Customer D) and one customer (11% from Customer E) for the year ended December 31, 1998, that accounted for more than 10% of total consolidated revenues.

     With the exception of federal government agencies, there was one customer at November 30, 1997 that accounted for 11% of total consolidated accounts receivable and no customers at December 31, 1998 that accounted for greater than 10% of total consolidated accounts receivable.

Fair value of financial instruments

     The Company believes that the carrying amount of certain of its financial instruments, which include cash, cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, and obligations under capital leases approximate fair value due to the relatively short maturity of these instruments. Marketable securities held as available-for-sale have been adjusted to fair market value with any unrealized gain or loss included as a component of shareholders equity until realized. The carrying amounts of the revolving credit agreement and notes payable approximate fair value because these financial instruments contain variable interest rates which reprice frequently.

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

Foreign currency translation

     Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity. Transaction gains and losses, which are included in the statement of operations, are immaterial for all periods presented.

Earnings per share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding assuming conversion of dilutive common stock equivalent shares from common stock options.

     The following table reconciles the weighted average number of common shares outstanding during each period for basic and diluted earnings (loss) per share.

                                                                              ONE MONTH
                                                  YEAR ENDED    YEAR ENDED      ENDED       YEAR ENDED
                                                 NOVEMBER 30,  NOVEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                     1996          1997          1997          1998
                                                ------------  ------------  ------------  ------------
Weighted average shares outstanding  basic         2,182,260     4,091,566     4,676,304     5,013,528
Diluted impact of common shares issuable on
  exercise of stock options                        2,461,659     1,327,584            --       695,404
Weighted average shares outstanding  diluted       4,643,919     5,419,150     4,676,304     5,708,932

     Common stock equivalents are included in the computation of diluted net income (loss) per share using the treasury stock method. For the one month ended December 31, 1997, stock options granted by the Company to purchase 1,089,091 common shares, were not included in the computation because the effect was anti-dilutive.

Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five years for office furniture and equipment, three years for computer equipment and software and forty years for office buildings. Amortization of leasehold improvements is computed using the straight line method over the shorter of the assets useful life or the lease term. When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in operations. Maintenance and repairs are charged to expense when incurred, and the cost of significant additions and improvements is capitalized.

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

     Capitalized costs are amortized over the estimated product life using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Software development costs at November 30, 1997 and December 31, 1998 are presented net of accumulated amortization of $3,401,811 and $4,024,423, respectively. Amortization expense related to software development costs was $252,260, $394,770, $37,874 and $584,738, respectively, for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, respectively.

Goodwill

     The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase business combinations. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 15 years. Goodwill at November 30, 1997 and December 31, 1998 is presented net of accumulated amortization of $374,237 and $1,224,517, respectively.

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

Recent Accounting Standards

As of December 31, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company accounts for all operations under one segment.

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the effort of adopting this standard.


3.  CHANGE IN FISCAL YEAR

In the fourth quarter of 1998, the Company changed its fiscal year end from November 30 to December 31 effective with the fiscal year ending December 31, 1998. The accompanying financial statements include audited statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the one month transition period ended December 31, 1997.


4.  AQUISITIONS OF BUSINESSES AND STRATEGIC VENTURES

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

MILESTONE SOFTWARE GMBH AND MILESTONE SOFTWARE Ges. mbH

     On June 27, 1997, the Company acquired all of the issued and outstanding equity interests of milestone software GmbH, a German limited liability company ("Milestone"), which included 34% of the issued and outstanding equity interests
  ---------
of milestone software, Ges. mbH, an Austrian corporation ("Milestone-Austria"),
                                                           -----------------
from Milestone's three owners, Klaus Dieter Jansen ("Jansen"), Heinz-Dieter
                                                     ------
Dietrich ("Dietrich") and NeSBIC III, C.V., for an aggregate cash purchase price
           --------
of DM 12,000,000 ($6,970,800 at June 27, 1997) plus acquisition costs of $480,567. This transaction was accounted for as a purchase business combination. An additional 10% interest of Milestone-Austria was acquired from Dietrich and Jansen in exchange for 90,000 shares of the Company's Common Stock. The shares of common stock issued were valued at the approximate weighted price per share of $12.18 (based on the volume of shares traded during the period June 10, 1997 to June 16, 1997. The excess of the purchase price over the fair value of the net tangible liabilities acquired of $9,271,281 was allocated to goodwill at the acquisition date and will to be amortized over its estimated useful life of 15 years.

     The acquisition agreement also provides for the Company to issue $507,000 of equivalent shares of common stock to Dietrich and Jansen on both November 30, 1997 and 1998 if certain profit objectives are met over the five month and twelve month periods ended November 30, 1997 and 1998, respectively. The profit objective for the five month period ended November 30, 1997 was met. Consequently, the company issued an additional 51,342 shares of common stock to Dietrich and Jansen in February 1998.

The fair value of these shares of $507,000 has been allocated to goodwill as of November 30, 1997. The profit objective for the twelve month period ended November 30, 1998 was not met; therefore, no contingent consideration was provided.

MILESTONE SOFTWARE Ges. mbH

     On March 30, 1998, the Company acquired the remaining 56% of the issued and outstanding equity interests of milestone software Ges. mbH, an Austrian corporation, for an aggregate cash purchase price of $100,000 plus acquisition expenses of $34,837. The Company assumed liabilities of $248,937. The excess of the purchase price over the fair value of the net liabilities acquired of $383,774 was allocated to goodwill and is being amortized over its estimated useful life of 14.2 years. The final allocation of the purchase price is subject to the completion of management's due diligence, however, that allocation is not expected to differ materially from the initial allocation. As a result of this transaction, the Company owns 100% of Milestone Austria.


     The acquisition agreement also provides for additional contingent consideration not to exceed $250,000 of equivalent shares of common stock to all of the selling shareholders if certain revenue and profit objectives are met by the Company's fiscal year end. The profit objectives were not met; therefore, no contingent consideration was provided.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Milestone-Austria as if the acquisition had occurred December 1, 1996:

                                                   Year Ended
                                           November 30,  December 31,
  (in thousands except per share amounts)      1997          1998
-----------------------------------------  ------------  ------------
Net sales                                   $28,091,901   $42,954,754
Net income (loss)                             2,385,353     1,058,069
Earnings per common share -diluted          $      0.44   $      0.19

These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on December 1, 1996. In addition, they do not purport to be indicative of future results of operations on the consolidated entities.


PRECISE CONNECTIVITY SOLUTIONS LTD.

     On March 30, 1998, the Company entered into a Convertible Note Purchase Agreement ("Note Agreement") with Precise Connectivity Solutions ltd. ("Precise"), an Israeli limited corporation, pursuant to which the Company purchased a Note from Precise for an aggregate purchase price of $500,000 due on March 30, 1999 with a 9% percent interest rate per annum. The Note is convertible at the option of the Company or Precise into that number of fully-paid, non-assessable shares of Preferred Stock of Precise equal to eight percent (8%) of the issued and outstanding capital stock of Precise, on a fully-diluted basis, including such shares of Preferred Stock. The note receivable is included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 1998.


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

          Furthermore, under the Financing Agreement, the Company also agreed to make available to Eagle Eye an additional $500,000, which may be loaned to Eagle Eye at Eagle Eye's request, on substantially the same terms as set forth in the Convertible Promissory Note, except that such additional indebtedness would be convertible, at the Company's option, into 33,348 shares of Eagle Eye Common Stock. As of December 31, 1998, no amounts were loaned to Eagle Eye under this provision.


5.    ACCOUNTS RECEIVABLE

  Accounts receivable consisted of the following:


                                                   YEAR ENDED
                                           NOVEMBER 30,   DECEMBER 31
                                           -------------  ------------
                                               1997           1998
                                           -------------  ------------
Government:
  Billed                                    $ 3,109,725   $ 4,864,392
  Unbilled                                       65,798     2,244,649
  Retainage                                      87,652        97,013
                                            -----------   -----------
                                              3,263,175     7,206,054
                                            -----------   -----------
Domestic:
  Billed                                      1,690,101   $ 2,494,031
  Unbilled                                        4,971            --
                                            -----------   -----------
                                              1,695,072     2,494,031
                                            -----------   -----------
Foreign:
  Billed.                                     5,534,199     5,255,038
  Unbilled                                      530,525     1,474,056
                                            -----------   -----------
                                              6,064,724     6,729,094
                                            -----------   -----------
Total                                        11,022,971    16,429,179
  Less: allowance for doubtful accounts        (548,717)     (677,356)
                                            -----------   -----------
                                            $10,474,254   $15,751,823
                                            ===========   ===========

6.    PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                             YEAR ENDED
                                    NOVEMBER 30,   DECEMBER 31,
                                    -------------  -------------
                                        1997           1998
                                    -------------  -------------
  Data processing equipment          $ 1,526,474    $ 2,205,576
  Office furniture and equipment       1,240,335      2,231,512
  Leasehold improvements                 453,533        645,934
  Building                                    --      2,050,808
                                     -----------    -----------
                                       3,220,342      7,133,830

  Less: accumulated depreciation      (1,026,410)    (1,710,899)
                                     -----------    -----------
                                     $ 2,193,932    $ 5,422,931
                                     ===========    ===========


7.          REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

                                                     YEAR ENDED
                                             NOVEMBER 30,   DECEMBER 31
                                             -------------  ------------
                                                 1997           1998
                                             -------------  ------------
Revolving credit facility                      $ 33,553     $ 166,797
                                               ========     =========

Long-term debt consists of the following:

Term Loan                                      $175,695     $ 229,373
  Less current portion                          (91,667)     (229,373)
                                               --------     ---------
Long-term portion                              $ 84,028     $      --
                                               ========     =========

Revolving credit facilities

     The Company has a revolving credit facility (the "Facility") under a Loan Agreement (the "Loan Agreement") with First Union National Bank, successor by
                --------------
merger to Signet Bank, (the "Bank") in the aggregate principal amount of
                             ----
$3.0 million with an expiration date of June 30, 1999. As of December 31, 1998, there were no amounts outstanding under this Facility. Availability of the funds under the Loan Agreement is also subject to the Company's compliance with certain covenants customary with commercial loans, including covenants related to maintenance of certain levels of tangible net worth and a certain ratio of current assets to current liabilities. The Loan Agreement further imposes restrictions on creation of debt, merger, sale of assets, loans or advances, guarantees, payment of dividends or repurchase of capital stock without the Bank's consent. As of November 30, 1997 and for certain compliance periods during the two years ended November 30, 1997, the Company was not in compliance with the foregoing financial covenants for which waivers were obtained. During the year ended December 31, 1998, the Company was in compliance with all financial and non-financial covenants. The Company obtained the Bank's consent in connection with the Board of Directors approved stock repurchase program. The Facility bears interest at the LIBOR Market Index Rate (for the United States Dollar quoted by the British Bankers Association) plus 1.85%. On August 3, 1998, the Bank issued a letter of credit on the Company's behalf as a performance guarantee for a German customer in the amount of DEM 1,700,000 (approximately $1.0 million).

     The Company's French subsidiary maintains with Banque Hervet an unsecured line of credit for 500,000FF plus an additional 500,000FF of credit collateralized by 70% of accounts receivable (approximately $180,000 in aggregate) at an interest rate of 8.3%. The Company's Austrian subsidiary maintains a line of credit with Raiffeisen Bank for 1,000,000ATS (approximately $85,000), collateralized by 100% of accounts receivable at an interest rate of 5%. As of December 31, 1998, 568,845FF (approximately $101,596) and 765,005ATS
(approximately $65,201), was outstanding under the French and Austrian lines of credit, respectively.

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

     In October 1996, the balance of the Subordinated Note was paid in full and all of the remaining, underlying shares of Preferred Stock and Class A Common Stock held in treasury were retired. The repayment of the Subordinated Note was financed with a $275,000, three year term loan pursuant to the Loan Agreement from the Company's commercial bank (the "Term Loan"). The Term Loan bears interest at the prime rate plus 1/4% (8.75% at November 30, 1997 and 8.00% at December 31, 1998) and requires monthly principal payments of $7,639, beginning in November 1996. The balance of the Subordinated Note was $76,389 as of December 31, 1998.

     In January 1998, the Company financed its Directors and Officers insurance premiums with AI Credit Corporation in the amount of $269,123 at an annual percentage rate of 9.16%. The Company makes monthly payments of $12,803 with the note maturing in December 1999. The balance of this note was $152,984 as of December 31, 1998.


8.   CAPITAL STOCK

Stock Option Plans

     The Company has three Stock Option Plans, the 1992 Incentive Stock Option Plan, the 1992 Non-Statutory Stock Option Plan and the 1996 Equity Incentive Plan. The 1992 Plans replace the Company's former 1986 Incentive Stock Option Plan and the 1984 Incentive Stock Option Plan. No further grants may be made under the 1992 plans.

     In October 1996, the Company established the 1996 Equity Incentive Plan (1996 Equity Plan). Under the 1996 Equity Plan, which is administered by the Compensation Committee of the Board of Directors, a variety of awards, including stock options, stock appreciation rights, stock awards and incentive awards may be made to the Company's employees and directors. Initially, 1,000,000 shares of Common Stock were reserved for issuance under the 1996 Equity plan. On April 28, 1998, the shareholders voted to increase the number of authorized shares under such plan from 1,000,000 to 2,500,000.

     Options granted under the Company's stock option plans generally vest over a four year period and expire either three months after termination of employment, or seven to ten years after date of grant. Options to purchase 1,309,313 shares were vested and exercisable at December 31, 1998.

  Stock option activity for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997, and for the year ended December 31, 1998 is summarized as follows:



                                      1984         1986         1992          1996
                                   INCENTIVE    INCENTIVE    INCENTIVE     INCENTIVE                Weighted Average
                                   STOCK PLAN   STOCK PLAN   STOCK PLAN   STOCK PLANs     Total      Exercise Price
                                  ----------   ----------   ----------   -----------   ---------   ----------------
Outstanding, November 30, 1995       120,120      156,749    1,386,366            --   1,663,235         $ 1.84
Granted                                   --           --      618,300            --     618,300         $ 4.58
Exercised                            (14,014)          --      (50,000)           --     (64,014)        $ 1.51
Forfeited                            (13,106)          --      (23,500)           --     (36,606)        $ 1.98
                                     -------      -------    ---------     ---------   ---------         ------
Outstanding, November 30, 1996        93,000      156,749    1,931,166            --   2,180,915         $ 2.63
Granted                                   --           --           --     1,190,712   1,190,712         $12.38
Exercised                            (81,000)     (70,249)    (193,426)           --    (344,675)        $ 1.99
Forfeited                                 --           --      (32,750)      (14,000)    (46,750)        $ 5.03
                                     -------      -------    ---------     ---------   ---------         ------
Outstanding, November 30, 1997        12,000       86,500    1,704,990     1,176,712   2,980,202         $ 6.56
Granted                                   --           --           --            --          --             --
Exercised                                 --       (1,500)        (750)           --      (2,250)        $ 1.98
Forfeited                                 --           --       (4,500)      (48,000)    (52,500)        $ 1.96
                                     -------      -------    ---------     ---------   ---------         ------
Outstanding, December 31, 1997        12,000       85,000    1,699,740     1,128,712   2,925,452         $ 6.47
Granted                                   --           --           --       583,000     583,000         $ 9.80
Exercised                            (12,000)     (55,500)    (350,980)       (6,250)   (424,730)        $ 2.12
Forfeited                                 --           --      (13,000)     (274,875)   (287,875)        $11.38
                                     -------      -------    ---------     ---------   ---------         ------
Outstanding, December 31, 1998            --       29,500    1,335,760     1,430,587   2,795,847         $ 7.31
                                     =======      =======    =========     =========   =========         ======


          The range of exercise prices for options outstanding at December 31, 1998 was $1.38 to $16.00. The following table summarizes additional information about stock options outstanding at December 31, 1998:

                                    Weighted                            Weighted
                                     Average    Weighted                 Average
                                    Remaining   Average                 Exercise
     Range of          Number      Contractual  Exercise    Number      Price of
 Exercise Prices     Outstanding      Life       Price    Exercisable  Exercisable
------------------   -----------  -----------   --------  -----------  -----------
$ 1.3800-$ 1.980        970,885      5 years    $  1.779    820,260      $ 1.743
$ 4.0625-$ 6.000        587,875      8 years    $  5.362    194,375      $ 6.000
$ 9.0000-$12.875        534,712      9 years    $  9.837    123,219      $ 9.696
$14.0000-$16.000        702,375      9 years    $ 14.680    171,459      $15.134
                      ---------                           ---------
                      2,795,847                           1,309,313
                      =========                           =========


     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income
(loss) and net income (loss) per common share would have been reduced to the pro forma amounts shown below (in thousands, except per-share amounts):

                                                             YEAR                   ONE MONTH       YEAR
                                                            ENDED                      ENDED        ENDED
                                                         NOVEMBER 30,              DECEMBER 31,  DECEMBER 31
                                                   -----------------------        ------------   -----------
                                                       1996        1997               1997           1998
                                                   ----------   ----------        ------------  -------------
Net income (loss)--as reported                     $1,045,068   $2,379,793        $(622,537)    $1,130,210
Net income (loss)--pro forma                       $  988,901   $1,956,444        $(657,816)    $ (876,785)
Earnings (loss) per common share--as reported      $     0.23   $     0.44        $   (0.13)    $     0.20
Earnings (loss) per common share--pro forma        $     0.21   $     0.34        $   (0.14)    $    (0.17)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                             YEAR                   ONE MONTH       YEAR
                                                            ENDED                      ENDED        ENDED
                                                         NOVEMBER 30,              DECEMBER 31,  DECEMBER 31
                                                   -----------------------        ------------   -----------
                                                       1996        1997               1997           1998
                                                   ----------   ----------        ------------  -------------
Expected dividend yield                                0.0%        0.0%                --           0.0%
Risk-free interest rate                                6.4%        6.5%                --           5.1%
Expected volatility                                   70.0%       70.0%                --          70.0%
Expected life (in years)                               5           5                   --           5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair values of employee stock options granted during the years ended November 30, 1996 and 1997, for the one month period ended December 31, 1997 and for the year ended December 31, 1998 were $2.90, $7.83, $0 and $6.09 per share, respectively.

     Prior to the initial public offering of the Company's Common Stock, the fair value of the Company's Common Stock was determined through an independent valuation. The Company calculated deferred compensation expense of $1,634,527 related to certain options granted during the years ended November 30, 1995 and 1996 and will recognize compensation expense over the vesting period of those stock options. The Company did not record any adjustments for deferred compensation expense as of November 30, 1995 and 1996 since it did not have a material effect on total shareholders' equity. During the year ended November 30, 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, the company recorded $406,985, $32,483 and $389,143 of deferred compensation expense, respectively.

9.  INCOME TAXES

     Foreign (loss) income before income taxes was ($13,819), $1,017,199, ($390,203) and $173,926 for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, respectively.

     The benefit (provision) for income taxes for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998 is summarized as follows:

                                                             YEAR                   ONE MONTH       YEAR
                                                            ENDED                      ENDED        ENDED
                                                         NOVEMBER 30,              DECEMBER 31,  DECEMBER 31
                                                   -------------------------       ------------   -----------
                                                       1996          1997              1997           1998
                                                   ----------     ----------       ------------  -------------
Current:
 Federal                                          $  (485,853)  $  (981,736)       $     --       $ (83,150)
 State                                                (97,239)     (118,808)             --         (58,688)
 Foreign                                                   --       (35,232)        (20,249)        (62,543)
                                                  -----------   -----------       ---------       ---------
                                                     (583,092)   (1,135,776)        (20,249)       (204,381)
                                                  -----------   -----------       ---------       ---------
Deferred:
 Federal                                              (54,670)      (91,042)        169,781        (319,370)
 State                                                 (2,179)       (3,473)         18,864         (29,663)
 Foreign                                               (4,561)     (537,725)        103,459        (194,703)
                                                  -----------   -----------       ---------       ---------
                                                      (61,410)     (632,240)        292,104        (543,736)
                                                  -----------   -----------       ---------       ---------
Total benefit (provision)                         $  (644,502)  $(1,768,016)      $ 271,855       $(748,117)
                                                  ===========   ===========       =========       =========

     The source and tax effects of the temporary differences giving rise to the Company's net deferred tax assets (liabilities) at November 30, 1997 and December 31, 1998 are as follows:

                                                       YEAR ENDED
                                               NOVEMBER 30,   DECEMBER 31,
                                              -------------  -------------
                                                  1997           1998
                                              -------------  -------------
  Capitalized software                           $(563,439)    $ (988,560)
  Deferred revenue                                 165,153        297,459
  Allowance for doubtful accounts                   99,800         79,354
  Accrued liabilities                              141,219        336,375
  Deferred compensation                            154,663             --
  Net operating loss carryforward                  733,859      1,120,750
  Goodwill                                          47,844        196,598
  Research and development credits                      --        100,000
  Other                                             35,401        (56,426)
                                                 ---------     ----------
                                                 $ 814,500     $1,085,550
  Valuation allowance                                   --        (40,000)
                                                 ---------     ----------
     Total                                       $ 814,500     $1,045,550
                                                 =========     ==========


     During 1998, the Company recorded a valuation allowance of $40,000. The valuation allowance at December 31, 1998 relates to the future utilization of foreign net operating loss carryforwards that the Company has determined are not realizable at this time.

     As of December 31, 1998, the Company has research and development tax credits of $100,000 which will be utilized to offset future taxes payable. In addition, as of November 30, 1997 and December 31, 1998, the Company had net operating loss carryforwards of approximately $1.9 million and $1.7 million, respectively, related to its foreign operations. The research and development tax credits and the net operating loss carryforwards begin to expire in 1999.

     The Company's tax provision for the years ended November 30, 1996 and 1997, the one month ended December 31, 1997 and the year ended December 31, 1998 differs from the statutory rate for Federal income taxes as a result of the tax effect of the following factors:


                                                        YEAR ENDED            MONTH ENDED    YEAR ENDED
                                                NOVEMBER 30,    NOVEMBER 30   DECEMBER 31,   DECEMBER 31,
                                                    1996            1997          1997           1998
                                                -------------  ------------  -------------  -------------
Statutory rate                                      (34)%           (34)%            34%          (34)%
  State income taxes, net of federal benefit         (4)%            (4)              2            (5)
  Permanent differences                              (1)%            (2)             (1)            4
  Foreign rate differential                           --             (3)             (5)          (10)
  Research and development credits                    --             --              --             5
  Other                                               1 %            --              --            --
                                                    ----           ----            ----          ----
     Effective tax rate                             (38)%           (43)%            30%          (40)%
                                                    ====            ====           ====          ====



10.  COMMITMENTS AND CONTINGENCIES

Pending Litigation

On December 23, 1998, the Company filed an action against Automated Financial System, Inc, ("AFS") in the United States District Court for the Eastern District of Virginia seeking compensatory damages of approximately $950,000 resulting from AFS's failure to pay fees to the Company pursuant to a February, 1998 consulting agreement. AFS has filed a counterclaim against the Company, asserting breach of contract, deceit and fraud, seeking an unspecified amount of money damages for lost profits, loss of business and other economic damages. The Company has filed a motion to dismiss the counterclaim, which is pending. Discovery has commenced in the action. The Company cannot currently predict the outcome of this litigation. If the Company is not successful in pursuing these claims, there could be a material adverse effect on the Company's business, results of operations and financial condition.

          In addition, the Company is and may from time to time be involved in ordinary routine litigation incidental to its business. Other than is described above, the Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, results of operation or financial condition.

Operating leases

During September 1996, the Company entered into a noncancelable operating lease for the corporate headquarters that expires in December 2006. As an incentive to lease this space, the landlord provided a rent abatement through December 1996. Additionally, the lease contains an escalation clause that provides for an increase in base rent beginning in December 1997 and a renewal clause whereby the Company has the option to renew the lease for a period of five additional years.

     During 1997, the Company entered into a sublease agreement for a portion of its leased office space that continued through December 31, 1998. Rent expense was reduced by approximately $56,000, $8,000 and $206,000 for the year ended November 30, 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, respectively, due to this rental income.

     The Company also leases certain office equipment and other office space under noncancelable operating leases which expire at various dates through 2008. Certain operating leases provide for adjustments relating to changes in real estate taxes and other operating expenses. Rent expense under all leases is recognized ratably over the lease terms. Rent expense under all operating leases was approximately $706,902, $1,508,707, $188,500 and $2,123,435, respectively, for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998.

Capital leases

     The company leases certain office equipment under arrangements that meet the criteria requiring capitalization as prescribed by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS No. 13"). Included in the balance sheets are the following amounts at November 30, 1997 and December 31, 1998:

                                                                           YEAR ENDED
                                                                  NOVEMBER 30,   DECEMBER 31
                                                                  -------------  ------------
                                                                      1997           1998
                                                                  -------------  ------------
  Office furniture and equipment                                    $  210,042     $ 210,042
  Data processing equipment                                             37,044        54,117
  Less: accumulated amortization                                       (69,372)     (131,052)
                                                                    ----------     ---------
                                                                    $  177,714     $ 133,107
                                                                    ==========     =========

Future minimum lease payments, under all leases, at December 31, are as follows:

                                                                     OPERATING       CAPITAL
                                                                    ----------     ---------
  1999                                                              $1,329,295     $  63,884
  2000                                                               1,135,430        49,333
  2001                                                               1,149,910        32,916
  2002                                                               1,180,751            --
  2003                                                               1,216,176            --
  Thereafter                                                         3,773,210            --
                                                                    ----------     ---------
Total minimum payments                                              $9,784,772       146,134
                                                                    ==========
Less: portion representing interest                                                   14,322
                                                                                   ---------
Present value of capital lease obligations                                         $ 131,811
                                                                                   =========

11. ACCRUED EXPENSES

  Accrued expenses consisted of the following:

                                                 YEAR ENDED
                                         NOVEMBER 30,  DECEMBER 31,
                                         ------------  ------------
                                             1997          1998
                                         ------------  ------------
  Accrued payroll, bonus and vacation      $1,871,569    $2,314,890
  Accrued commissions                         106,553        92,713
  Accrued subcontractor's fees                 22,857       461,309
  Accrued value added tax                     371,339       624,107
  Accrued acquisition costs                   160,872            --
  Other accrued expenses                      184,428       608,596
                                           ----------    ----------
                                           $2,717,618    $4,101,615
                                           ==========    ==========

12. RELATED PARTY TRANSACTIONS

     In November 1996, Alcatel Alsthom Compagnie Generale d'Electricite S.A. ("Alcatel") invested $8.0 million in the Company in the form of Preferred Stock at the equivalent of $16.00 per share of Common Stock. The costs related with the issuance of the Preferred Stock was $75,096. Coincident with the Company's initial public offering of stock, the Preferred Stock converted to Common Stock at a one to one conversion rate. During 1997, Alcatel and the Company entered into agreements whereby the Company provides products and services to Alcatel for their internal use and for resale to their customers. For the year ended November 30, 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, the Company earned $1,712,683, $145,802 and $556,081 of revenue from Alcatel, respectively. Accounts receivable from Alcatel as of November 30, 1997 and December 31, 1998 were $785,314 and $31,177, respectively.

13. EMPLOYEE BENEFIT PLANS

Deferred compensation plan

     The Company maintains a deferred compensation profit-sharing plan under section 401(k) of the Internal Revenue Code. Under the plan, domestic employees may elect to defer up to 12% of their salary, subject to Internal Revenue Service limits. The Company contributes a matching 50% of the first 4% of employee contributions. In addition, the plan allows for the Company to make discretionary contributions based on the participants salary. Total Company contributions to the plan were $100,003, $129,917, $16,815 and $196,972 for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, respectively.

Incentive bonus plan

     The Company has an incentive bonus plan whereby the Board of Directors authorized the officers to grant awards to nominated employees in recognition of exceptional contributions. Awards totaling $50,850, $101,375, $0 and $27,833, were given to employees (excluding executives) for the years ended November 30, 1996 and 1997, for the one month ended December 31, 1997 and for the year ended December 31, 1998, respectively.


14.  SEGMENT INFORMATION

     The Company provides software products and services worldwide. Revenue from foreign operations and identifiable assets of foreign operations were less than 10% of consolidated revenue and assets in 1996. Summarized financial information by geographic region for 1997 and 1998 is as follows (in thousands):

                                                    Sales
                                    Sales to       Between      Income     Identifiable
                                  Unaffiliated   Geographic      from        Assets at      Capital     Depreciation/
                                    Customers       Areas     Operations     Year End     Expenditures  Amortization
                                  -------------  -----------  -----------  -------------  ------------  -------------
Year ended November 30, 1997:
United States                          $14,630      $ 2,745       $2,266       $ 39,790         $  461           $204
Europe                                  12,188          606        1,103         18,733            432            145
Americas/Pacific                            92           60            7            133             40              6
Eliminations                                --       (3,411)          --        (15,685)            --             --
Consolidated                           $26,910      $    --       $3,376       $ 42,971         $  933           $355

Month ended December 31, 1997:
United States                          $   937      $   121       $ (549)      $ 40,679         $  119           $ 29
Europe                                   1,231          193         (293)        18,333             47             29
Americas/Pacific                           (23)          11          (59)           134              0              1
Eliminations                                --         (325)          --        (15,827)            --             --
Consolidated                           $42,639      $    --       $ (901)      $ 43,319         $  166           $ 59

Year ended December 31, 1998:
United States                          $21,345      $ 1,519       $1,103       $ 45,649         $  516           $280
Europe                                  21,235        1,045          (15)        24,467          3,041            267
Americas/Pacific                            59           95           32             52             10             12
Eliminations                                --        2,659           --        (20,792)            --             --
Consolidated                           $42,639      $    --       $1,120       $ 49,376         $3,567           $559


Intercompany revenues between geographic areas are accounted for as transfer fees which are intended to cover primarily software development and cost of goods sold. The Company did not derive more than 10% of its total consolidated revenue from export sales for the years 1996, 1997 and 1998.

15.  LIQUIDATION OF MEXICAN SUBSIDIARY

On December 1, 1998, the Company commenced liquidation of its Mexican subsidiary formed in 1997. The Company pursued this course of action as the result of the losses incurred since the inception of that operation coupled with the instability of Mexico's economic environment. The total cost related to the liquidation of this subsidiary was approximately $175,000 as of December 31, 1998. The Company has accrued the remaining costs associated with this liquidation in the amount of $83,127 as of December 31, 1998. Management believes these accrued costs represent all remaining obligations of the Company with regard to the liquidation of this subsidiary.