Form 10-Q
period 1999-03-31
TEMPLATE SOFTWARE INC
filed 1999-05-14
CIK 1024752

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              ____________________

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended March 31, 1999


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


  YES X        NO _______
     ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
     Class of Common Stock                      March 31, 1999
     ---------------------                      --------------
     Common Stock, $.01 par value per share        4,990,630

                            TEMPLATE SOFTWARE, INC.
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                                     3

ITEM 1. FINANCIAL STATEMENTS                                                                       3

CONSOLIDATED BALANCE SHEETS                                                                        3
CONSOLIDATED STATEMENTS OF OPERATIONS                                                              4
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                              6
NOTES TO THE FINANCIAL STATEMENTS                                                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               13

PART II - OTHER INFORMATION                                                                       14
ITEM 3.  LEGAL PROCEEDINGS                                                                        14
ITEM 5.  OTHER INFORMATION                                                                        14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                        14

SIGNATURE                                                                                         16


This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
                                                            --------------
and Section 21E of the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), which are intended to be covered by the safe harbors created
-------------
thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                                                    PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                               Template Software, Inc. and Subsidiaries
                                                      Consolidated Balance Sheets
                                                        (Amounts in thousands)

                                                           March 31, 1999       December 31, 1998
                                                            (Unaudited)             (Audited)

                                                        --------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $3,147                $1,831
  Marketable securities                                                7,744                 8,221
  Accounts receivable, net                                            12,581                15,752
  Deferred income taxes                                                2,036                 1,873
  Inventory                                                              371                   358
  Note receivable                                                        538                   500
  Prepaid expenses                                                       843                   732
  Other current assets                                                    81                   109
                                                        --------------------------------------------
    Total current assets                                              27,341                29,376
Property and equipment, net                                            5,310                 5,423
Software development costs, net                                        2,854                 2,601
Goodwill, net                                                         10,084                10,298
Other assets                                                           1,340                 1,367
                                                        ============================================
      Total assets                                                   $46,929               $49,065
                                                        ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                               $5,718                $6,744
  Current portion of long-term debt                                      377                   451
  Income tax payable                                                      45                    27
  Deferred income                                                      1,041                 1,437
                                                        --------------------------------------------
    Total current liabilities                                          7,181                 8,659
                                                        --------------------------------------------
Long-term liabilities:
  Long-term debt, net of current portion                                  64                    77
  Deferred income taxes                                                  827                   827
  Other long-term liabilities                                            408                   421
                                                        --------------------------------------------
    Total liabilities                                                  8,480                 9,984
                                                        --------------------------------------------

Shareholders' equity:
Common stock                                                              52                    52
Additional paid-in capital                                            36,650                36,619
Deferred compensation                                                  (613)                 (727)
Accumulated other comprehensive income (loss)                          (689)                   154
Retained earnings                                                      3,881                 3,794
Treasury stock                                                         (832)                 (811)
                                                        --------------------------------------------
    Total shareholders' equity                                        38,449                39,081
                                                        --------------------------------------------
                                                        ============================================
      Total liabilities and shareholders' equity                     $46,929               $49,065
                                                        ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                   Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Operations
            (Amounts in thousands, except per share and share data)
                                  (Unaudited)

                                             For the Three Months Ended
                                                     March 31,
                                          --------------------------------
                                               1999            1998
                                          -------------------------------
Revenues:
  Products                                      $   2,202      $   1,325
  Services                                         10,261          7,233
                                          -------------------------------
    Total Revenues                                 12,463          8,558
                                          -------------------------------
Cost of revenues:
  Products                                            619            335
  Services                                          7,394          4,484
                                          -------------------------------
    Total cost of revenues                          8,013          4,819
                                          -------------------------------
                                          -------------------------------
Gross profit                                        4,450          3,739
                                          -------------------------------

Operating expenses:
  Selling and marketing                             2,418          2,247
  Product development                                 368            345
  General and administrative                        1,601          1,294
                                          -------------------------------
    Total operating expenses                        4,387          3,886
                                          -------------------------------
Income (loss) from operations                          63          (147)
  Interest income                                      92            152
  Other income                                          3             30
                                          -------------------------------
Net income before income taxes                        158             35
Income tax provision                                   71             54
                                          -------------------------------
Net income (loss)                                $     87      $    (19)
                                          ===============================

Earnings per share - basic                      $    0.02      $    0.00
                                          ===============================
Shares used in computing basic earnings
per share                                       4,982,791      4,864,187
                                          ===============================
Earnings per share - diluted                    $    0.02      $    0.00
                                          ===============================
Shares used in computing diluted
earnings per share                              5,039,671      4,864,187
                                          ===============================

            Consolidated Statements of Comprehensive Income (Loss)
                            (Amounts in thousands)
                                  (Unaudited)

                                             For the Three Months Ended
                                                     March 31,
                                          --------------------------------
                                               1999            1998
                                          -------------------------------
Net income (loss)                                $     87      $    (19)
Foreign currency translation adjustment
                                                    (512)           (90)
Unrealized loss on marketable
  securities, net of taxes                          (331)             --
                                          ===============================
Comprehensive income (loss)                    $    (756)      $   (109)
                                          ===============================

The accompanying notes are an integral part of these consolidated financial statements.

                   Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)

                                                                       For the Three Months Ended March 31,
                                                                   -----------------------------------------------
                                                                            1999                  1998
                                                                   ---------------------------------------------

Cash flows provided by operating activities                                       $ 2,338                $  519
                                                                   ---------------------------------------------

Cash flows from investing activities:
  Proceeds from sales and maturities of marketable securities                          --                 3,400
  Purchase of convertible note                                                       (37)
  Capital expenditures and leasehold improvements                                   (317)                 (245)
  Capitalization of software development costs                                      (483)                 (404)
  Issuance of note receivable                                                          --                 (500)
                                                                   ---------------------------------------------
    Net cash (used in) provided by investing activities                             (837)                 2,251
                                                                   ---------------------------------------------

Cash flows from financing activities:
  Revolving credit facility, net                                                     (13)                 (299)
  Note payable, net                                                                  (58)                   225
  Capital lease obligations                                                          (16)                  (15)
   Income tax benefit related to stock options                                          9                   311
   Proceeds from sale of common stock under stock programs                             42                   527
   Purchase of common stock                                                          (20)                    --
                                                                   ---------------------------------------------
     Net cash (used in) provided by financing activities                             (56)                   749
                                                                   ---------------------------------------------
 Effect of exchange rate changes on cash and cash equivalents                       (130)                  (40)
                                                                   ---------------------------------------------
 Net increase in cash and cash equivalents                                          1,316                 3,479
Cash and cash equivalents, beginning of period                                      1,831                 3,425
                                                                   =============================================
Cash and cash equivalents, end of period                                          $ 3,147               $ 6,904
                                                                   =============================================

The accompanying notes are an integral part of these consolidated financial statements.

                    Template Software, Inc. and Subsidiaries

                       Notes to the Financial Statements


Note A -- Basis of Presentation



     In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1999 and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.


Note B  Acquisitions and Strategic Ventures



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

     On March 30, 1999, the Company entered into an agreement with Precise which modified the payment terms of the Note Agreement to provide for two payments:
$100,000 due no later than April 30, 1999 and the remainder (including all accrued but unpaid interest) due and payable no later than May 30, 1999. Additionally, the Company temporarily abstained from exercising its right of first refusal and conversion option in the Note Agreement unless Precise does not make the payments in accordance with the payment schedule.


Note C  Recent Accounting Pronouncements


In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 1999. The adopting of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.



Note D - Income Taxes


     The Company's effective tax rate of 45% for the quarter ended March 31, 1999 decreased from 154.7% for the quarter ended March 31, 1998. The decrease in the provision was primarily attributable to the increase in taxable profit while permanent differences remain constant. In addition, the Company anticipates the effective tax rate for the year will be 45%.

Note E  Earnings Per Share



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


                                                  Three Months Ended
                                                 --------------------
                                                      March 31,
                                                      ---------
                                                     1999       1998
                                                ---------  ---------

Weighted average shares outstanding  basic      4,982,791  4,864,187
Potential common shares                            56,880         --
                                                ---------  ---------
Weighted average shares outstanding  diluted    5,039,671  4,864,187
                                                =========  =========

     The Company did not have any dilutive common shares during the three months ended March 31, 1998. Net income (loss) reported was not adjusted for the computation of basic or diluted earnings per share.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations



     Revenue. Total Revenue was $12.5 million for the quarter ended March 31, 1999 compared to $8.6 million for the quarter ended March 31, 1998, an increase of $3.9 million or 45.6%. This growth resulted principally from volume increases in sales of software-related services for customers such as the National Imagery and Mapping Agency ("NIMA") and BULL.


     Product Revenue was $2.2 million for the quarter ended March 31, 1999 compared to $1.3 million for the quarter ended March 31, 1998, an increase of $0.9 million or 66.2%. This increase was primarily attributable to product sales in connection with the NIMA and Bull engagements. Services Revenue was $10.3 million for the quarter ended March 31, 1999 compared to $7.2 million for the quarter ended March 31, 1998, an increase of $3.0 million or 41.9%. This increase was primarily attributable to the implementation of the NIMA and Bull software solutions.

     Cost of Revenue. Total Cost of Revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total Cost of Revenue was $8.0 million for the quarter ended March 31, 1999 compared to $4.8 million for the quarter ended March 31, 1998, an increase of $3.2 million or 66.3%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services as described above. Total Cost of Revenue was 64.3% of total revenue for the quarter ended March 31, 1999 compared to 56.3% of total revenue for the quarter ended March 31, 1998. This percentage increase was primarily attributable to the Company's implementation of the

NIMA service engagement with third party subcontractors and the integration of a third party software product with the Company's software products.

     Cost of Product Revenue was $0.6 million for the quarter ended March 31, 1999 compared to $0.3 million for the quarter ended March 31, 1998, an increase of $0.3 million or 84.8%. This increase is primarily attributable to an increase in software amortization associated with the general availability release of EIT and an increase of royalties associated with an increase in third party product resales. Cost of Services Revenue was $7.4 million for the quarter ended March 31, 1999 compared to $4.5 million for the quarter ended March 31, 1998, an increase of $2.9 million or 64.9%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. Service Revenue gross margins have decreased due to the use of third party subcontractors and the provision and integration of a third party software product on the NIMA contract. If any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce Cost of Services Revenue commensurate with the associated decrease in Services Revenue because staffing is relatively fixed in the short term. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing. Selling and Marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and Marketing expenses were $2.4 million for the quarter ended March 31, 1999 compared to $2.2 million for the quarter ended March 31, 1998, an increase of $0.2 million or 7.6%. These increases resulted primarily from additional expenditures targeted towards increasing market awareness such as public relations and tradeshows.

     Product Development. Product Development expenses were $0.4 million for the quarter ended March 31, 1999, compared to $0.3 million for the quarter ended March 31, 1998, an increase of $0.1 million or 6.7%. This increase resulted primarily from the development of enhancements to the Company's Enterprise Integration Template(TM) (EIT).

     General and Administrative. General and Administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and Administrative expenses were $1.6 million for the quarter ended March 31, 1999 compared to $1.3 million for the quarter ended March 31, 1998 an increase of $0.3 million or 23.7%. This increase is primarily attributable to increases in reserves and professional fees.

     Income Tax Provision. The Income Tax Provision was $0.1 million for the quarter ended March 31, 1999 unchanged from the quarter ended March 31, 1998. The Company's effective tax rate of 45% for the quarter ended March 31, 1999 was a decrease from 154.7% for the three months ended March 31, 1998. The decrease in the provision was primarily attributable to the increase in taxable profit while permanent differences remain constant. In addition, the Company anticipates the effective tax rate for the year will be 45%.

Liquidity and Capital Resources



     The Company's overall cash and cash equivalents were $3.1 million at March 31, 1999, which is an increase of approximately $1.3 million from $1.8 million as of December 31, 1998. The Company's operating activities provided cash of $2.3 million for the three month period ended March 31, 1999. During the three month period ended March 31, 1999, cash flow provided by operating activities reflected the net income, depreciation and amortization and decrease in accounts receivable, partially offset by the deferred tax provision and decreases in accounts payable and accrued liabilities.


     Cash used in investing activities totaled $0.8 million during the three month period ended March 31, 1999. During the three months ended March 31, 1999 the Company invested $0.3 million in property and equipment and capitalized $0.5 million in software development costs.

     Cash flow used in financing activities totaled $0.1 million for the three month period ended March 31, 1999 primarily relating payments on financing obligations.

     The Company has a line of credit under a Loan and Security Agreement (the

"Loan Agreement") with First Union National Bank , previously Signet Bank, (the
---------------
"Bank") in the aggregate principal amount of $3.0 million.  As of March 31,
 ----
1999, there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. The Loan Agreement bears interest at the LIBOR Market Index Rate (for the United States Dollar quoted by the British Bankers Association) plus 1.85%. On August 3, 1998, the Bank issued a letter of credit on the Company's behalf as a performance guarantee for a German customer in the amount of DEM 1,700,000 (approximately $1.0 million). The Company's French subsidiary maintains with Banque Hervet an unsecured line of credit for 500,000FF plus an additional 500,000FF of credit collateralized by 70% of accounts receivable (approximately $180,000 in aggregate) at an interest rate of 8.3%. The Company's Austrian subsidiary maintains a line of credit with Raiffeisen Bank for 1,000,000ATS (approximately $85,000), collateralized by 100% of accounts receivable at an interest rate of 5%. As of March 31, 1999, 856,046FF (approximately $140,563) was outstanding under the French line of credit and no amounts were outstanding under the Austrian line of credit.

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

     INTERNAL ADMINISTRATIVE SOFTWARE. All of the Company's internal administrative software is "off-the-shelf' commercially available software. The Company is currently gathering data to assess the impact of the Year 2000 on its administrative systems such as the accounting and human resources systems. The Company's main domestic accounting system has been determined to be non-compliant and will be replaced with the compliant version of the same software or, schedule permitting, replaced with new software. The estimated cost of such replacement is between $100,000 and $300,000. The Company expects to be in full compliance with its internal administrative financial systems before December 31, 1999. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. In the event the Company assesses some risk that a non-compliant system cannot be implemented before Year 2000, the Company will develop contingency plans accordingly.

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

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 15, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

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

                 End of Company Year 2000 Compliance Statement

     The Company is in the process of contacting each third party software vendor whose software products the Company resells regarding Year 2000 compliance of those products. It is expected that this investigation will be completed by June 15, 1999 . In all cases the third party software vendor's license agreement is passed on to the Customer and the Company is not a party thereto. The Company intends to discontinue reselling any third party software product that is deemed to be Year 2000 non-compliant as the result of this investigation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     A substantial portion of the Company's revenues are generated from international operations. Revenues from foreign subsidiaries and export sales accounted for 49.0% and 51.9% of the Company's total revenues in fiscal years 1997 and 1998, respectively, or $12.3 million and $21.2 million, respectively. As a result, the Company is subject to numerous international risks. These risks include unexpected changes in regulatory requirements, export limitations on encryption technologies, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations.
The Company believes that the Company's currency exchange risk is mitigated somewhat by the fact that the Company conducts operations from international as well as domestic locations, allowing it to minimize the impact of any currency movements by, for example, paying its German debtors in German deutsche marks. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

     The fair value of the Company's investments in marketable securities at March 31, 1999 was $7.7 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing primarily in multiple types of investment-grade securities. The Company's marketable securities portfolio is invested primarily in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. The Company is aware that it has gross unrealized losses of approximately $731,000 from certain of its longer-term marketable securities, and there can be no assurance that the Company will be able to recoup these losses if realized. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are liquidated.

                          PART II - OTHER INFORMATION

Item 3.  Legal Proceedings


For a description of certain legal proceedings affecting the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-21921). There have been no subsequent material developments in such legal proceedings since such report was filed.

Item 5. Other Information.

Changes in Management

On April 29, 1999, the Company announced the appointment of Peter Russo as Executive Vice President and Chief Financial Officer. Kimberly Osgood, who previously served as Chief Financial Officer, will continue with the Company and support Mr. Russo as Vice President of Finance and Administration upon commencement of Mr. Russo's employment.

On April 30, 1999, the Company announced that its President and Chief Executive Officer, E. Linwood Pearce, requested that the Company's Board of Directors to begin a search for a new Chief Executive Officer. Mr. Pearce cited personal reasons for his request. To support Mr. Pearce's decision, Joseph Fox, Chairman of the Company's Board of Directors, will serve as Co-Chief Executive Officer with Mr. Pearce during the period in which the Company searches for a new Chief Executive Officer. Mr. Pearce will remain on the Company's Board of Directors.

Item 6.      Exhibits and Reports on Form 8-K.


  (a) The following exhibits are filed herewith:


          Exhibit

          Number           Exhibit Title
          ------           -------------



          10.1 Agreement, dated March 30, 1999, by and between Template Software, Inc. and PCS Precise Connectivity Solutions Ltd. (see agreement for omitted schedules and exhibits).

          10.2 Employment Agreement, dated as of April 30, 1999, between Template Software, Inc. and E. Linwood Pearce.

          10.3 Employment Agreement, dated as of April 27, 1999, between Template Software, Inc. and Peter Russo.


          27.1 Financial Data Schedule for the three month period ended March 31, 1999.


          27.2 Restated Financial Data Schedule for the three month period ended March 31, 1998.


______________
(b)  Reports on Form 8-K

     During the fiscal quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.

SIGNATURE
---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1999          TEMPLATE SOFTWARE, INC.



                              By:  /s/ Kimberly E. Osgood
                                 Kimberly E. Osgood
                                 Chief Financial Officer and
                                 Chief Accounting Officer