Form 10-Q
period 1999-06-30
TEMPLATE SOFTWARE INC
filed 1999-08-16
CIK 1024752

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             ____________________
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1999

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

  YES X    NO
     ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Outstanding at
        Class of Common Stock                         August 10, 1999
        ---------------------                         ---------------
Common Stock, $.01 par value per share                   4,896,330

                            TEMPLATE SOFTWARE, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.                                                3

Consolidated Balance Sheets                                                   3

Consolidated Statements of Operations                                         4

Consolidated Statements of Comprehensive Income (Loss)                        4

Template Software, Inc. and Subsidiaries                                      5

Consolidated Statements of Cash Flows                                         5

Notes to the Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

PART II - OTHER INFORMATION                                                  13

Item 1.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information.                                                  15

Item 6.  Exhibits and Reports on Form 8-K.                                   15

SIGNATURE                                                                    16
---------

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
                                                            --------------
and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created
 ------------
thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   Template Software, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Amounts in thousands)

                                                    June 30, 1999     December 31, 1998
                                                     (Unaudited)          (Audited)
                                                    -----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $ 1,163              $ 1,831
  Marketable securities                                  6,265                8,221
  Accounts receivable, net                              12,503               15,752
  Deferred income taxes                                  3,556                1,873
  Note receivable                                           --                  500
  Prepaid expenses                                       1,196                  732
  Other current assets                                      72                  486
                                                       -------              -------
    Total current assets                                24,755               29,395
Property and equipment, net                              5,124                5,423
Software development costs, net                          3,087                2,601
Goodwill, net                                            8,837               10,298
Other assets                                             1,539                1,367
                                                       -------              -------
      Total assets                                     $43,342              $49,084
                                                       =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $ 6,498              $ 6,791
  Current portion of long-term debt                        224                  451
  Deferred income                                          863                1,437
                                                       -------              -------
    Total current liabilities                            7,585                8,679
                                                       -------              -------
Long-term liabilities:
  Long-term debt, net of current portion                   116                   76
  Deferred income taxes                                  1,119                  827
  Other long-term liabilities                              445                  421
                                                       -------              -------
    Total liabilities                                    9,265               10,003
                                                       -------              -------

Shareholders' equity:
Common stock                                                52                   52
Additional paid-in capital                              36,607               36,619
Deferred compensation                                     (453)                (727)
Accumulated other comprehensive income (loss)           (1,102)                 154
Retained earnings                                          130                3,794
Treasury stock                                          (1,157)                (811)
                                                       -------              -------
    Total shareholders' equity                          34,077               39,081
                                                       -------              -------
      Total liabilities and shareholders' equity       $43,342              $49,084
                                                       =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                   Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Operations
            (Amounts in thousands, except per share and share data)
                                  (Unaudited)

                                               For the Three Months                  For the Six Months
                                                   Ended June 30,                       Ended June 30,
                                       --------------------------------     --------------------------------
                                               1999              1998             1999                1998
                                       --------------------------------     --------------------------------
Revenues:
  Products                               $    1,195          $    2,568       $    3,397          $    3,893
  Services                                    8,623               7,680           18,884              14,913
                                         ----------          ----------       ----------          ----------
    Total Revenues                            9,818              10,248           22,281              18,806
                                         ----------          ----------       ----------          ----------
Cost of revenues:
  Products                                      464                 418            1,083                 753
  Services                                    7,241               4,796           14,635               9,280
                                         ----------          ----------       ----------          ----------
    Total cost of revenues                    7,705               5,214           15,718              10,033
                                         ----------          ----------       ----------          ----------
Gross profit                                  2,113               5,034            6,563               8,773
                                         ----------          ----------       ----------          ----------

Operating expenses:
  Selling and marketing                       2,661               2,561            5,079               4,808
  Product development                           543                 322              911                 667
  General and administrative                  4,046               1,516            5,647               2,810
                                         ----------          ----------       ----------          ----------
    Total operating expenses                  7,250               4,399           11,637               8,285
                                         ----------          ----------       ----------          ----------
Income (loss) from operations                (5,137)                635           (5,074)                488
  Interest expense                               81                 171              173                 323
  Other income                                   (4)                129               (1)                159
                                         ----------          ----------       ----------          ----------
Net income (loss) before income taxes        (5,060)                935           (4,902)                970
Income tax provision (benefit)               (1,309)                296           (1,238)                350
                                         ----------          ----------       ----------          ----------
Net income (loss)                        $   (3,751)         $      639       $   (3,664)         $      620
                                         ==========          ==========       ==========          ==========
Earnings (loss) per share - basic            $(0.75)              $0.13           $(0.74)              $0.12
                                         ==========          ==========       ==========          ==========
Shares used in computing basic
 earnings (loss) per share                4,968,866           5,081,191        4,976,030           4,975,739
                                         ==========          ==========       ==========          ==========
Earnings (loss) per share - diluted          $(0.75)              $0.11           $(0.74)              $0.11
                                         ==========          ==========       ==========          ==========
Shares used in computing diluted
 earnings (loss) per share                4,968,866           5,870,448        4,976,030           5,880,690
                                         ==========          ==========       ==========          ==========

            Consolidated Statements of Comprehensive Income (Loss)
                            (Amounts in thousands)
                                  (Unaudited)

                                               For the Three Months                  For the Six Months
                                                   Ended June 30,                       Ended June 30,
                                         ------------------------------       ------------------------------
                                               1999              1998             1999                1998
                                         ------------------------------       ------------------------------
Net income (loss)                        $   (3,751)         $      639       $   (3,664)         $      620

Foreign currency
 translation adjustment                        (245)                 32             (757)                (58)

Unrealized loss on marketable
 securities, net of taxes                      (168)                 --             (499)                 --
                                         ----------          ----------       ----------          ----------
Comprehensive income (loss)              $   (4,164)         $      671       $   (4,920)         $      562
                                         ==========          ==========       ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)

                                                                     For the Six Months Ended June 30,
                                                                     ---------------------------------
                                                                           1999            1998
                                                                     ---------------------------------
Cash flows used in operating activities                                 $    (296)      $  (1,152)
                                                                        ---------       ---------

Cash flows from investing activities:
  Proceeds from sales and maturities of marketable securities               1,265           8,400
  Purchase of convertible note                                                 --            (500)
  Proceeds from note receivable                                               500              --
  Capital expenditures and leasehold improvements                            (533)         (2,631)
  Capitalization of software development costs                               (945)           (801)
  Acquisition costs, net of cash acquired                                      --             (57)
                                                                        ---------       ---------
    Net cash provided by investing activities                                 287           4,411
                                                                        ---------       ---------

Cash flows from financing activities:
  Revolving credit facility, net                                             (155)             65
  Note payable, net                                                            --             169
  Capital lease obligations                                                   (30)            (13)
  Income tax benefit related to stock options                                   9             602
  Proceeds from sale of common stock under stock programs                      79             812
  Purchase of common stock                                                   (346)             --
                                                                        ---------       ---------
    Net cash provided by (used in) financing activities                      (443)          1,635
                                                                        ---------       ---------
Effect of exchange rate changes on cash and cash equivalents                 (216)            (71)
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                         (668)          4,823
Cash and cash equivalents, beginning of period                              1,831           3,425
                                                                        ---------       ---------
Cash and cash equivalents, end of period                                $   1,163       $   8,248
                                                                        =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                   Template Software, Inc. and Subsidiaries
                       Notes to the Financial Statements

Note A -- Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1999 and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

Note B - Acquisitions and Strategic Ventures

Precise Connectivity Solutions Ltd.

     On March 30, 1998, the Company entered into a Convertible Note Purchase Agreement ("Note Agreement") with Precise Connectivity Solutions Ltd. ("Precise"), an Israeli limited corporation, pursuant to which the Company purchased a Note from Precise for an aggregate purchase price of $500,000 due on March 30, 1999 with a 9% percent interest rate per annum. On March 30, 1999, the Company entered into an agreement with Precise which modified the payment terms of the Note Agreement to provide for two payments: $100,000 due no later than April 30, 1999 and the remainder (including all accrued but unpaid interest) due and payable no later than May 30, 1999. On April 26, 1999, Precise repaid $106,721 of the Note to the Company, and on May 27, 1999, Precise repaid all remaining amounts outstanding under the Note.

Note C - Recent Accounting Pronouncements

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." The provisions of this SOP that extend the deferral of the application of certain passages of SOP 97-2 are effective December 15, 1998. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted as of the beginning of fiscal years or interim periods for which financial statements or information have not been issued. Retroactive application of the provisions of this SOP are prohibited. The adoption of SOP 98-9 is not expected to have a material impact on the Company's operating results, financial position or cash flows.

Note D - Income Taxes

     The Company's effective tax rate of 26% for the quarter ended June 30, 1999 decreased from 32% for the quarter ended June 30, 1998. The Company's effective tax rate of 25% for the six month period ended June 30, 1999 decreased from 36% for the six month period ended June 30, 1998. These decreases in effective tax rates are primarily attributable to the lower tax rates applicable to losses in foreign jurisdictions, the effect of the permanent differences relative to the Company's profit/loss and the establishment of valuation allowances for deferred tax assets attributable to net operating losses.

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

                                                  Three Months Ended     Six Months Ended
                                                 --------------------  --------------------
                                                       June 30,              June 30,
                                                 --------------------  --------------------
                                                   1999       1998       1999       1998
                                                 ---------  ---------  ---------  ---------
Weighted average shares outstanding - basic      4,968,866  5,081,191  4,976,030  4,975,739
Potential common shares                                 --    789,257         --    904,951
                                                 ---------  ---------  ---------  ---------
Weighted average shares outstanding - diluted    4,968,866  5,870,448  4,976,030  5,880,690
                                                 =========  =========  =========  =========

     The Company did not have any dilutive common shares during the three and six month periods ended June 30, 1999. Net income (loss) reported was not adjusted for the computation of basic or diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Revenue. Total Revenue was $9.8 million for the quarter ended June 30, 1999 compared to $10.2 million for the quarter ended June 30, 1998, a decrease of $0.4 million or 4.2%. This decrease was primarily attributable to a decrease in product revenue in Europe. Total Revenue for the six month period ended June 30, 1999 was $22.3 million compared to $18.8 million for the six month period ended June 30, 1998, an increase of $3.5 million or 18.5%. This growth resulted principally from volume increases in sales of software-related services for customers such as the National Imagery and Mapping Agency ("NIMA") and BULL.

     Product Revenue was $1.2 million for the quarter ended June 30, 1999 compared to $2.6 million for the quarter ended June 30, 1998, a decrease of $1.4 million or 53.5%. For the six month period ended June 30, 1999, Product Revenue was $3.4 million compared to $3.9 million for the six month period ended June 30, 1998, a decrease of $0.5 million or 12.7%. This decrease was primarily attributable to the decrease in product revenue in Europe. The Company believes that penetration into the German enterprise integration market has not occurred primarily because German companies are spending their information technology budgets on Year 2000 remediations and SAP implementations. The Company has realigned its sales strategy in Germany to penetrate the market with lighter products (i.e., products that have less functionality and complexities) that are related to the enterprise application integration market. As such, the Company has chosen to resell Vision Jade and Visual Edge in an effort to accustom the German customer base to the Company's products and then penetrate that market with the Company's other products. Services Revenue was $8.6 million for the quarter ended June 30, 1999 compared to $7.7 million for the quarter ended June 30, 1998, an increase of $0.9 million or 12.3%. Services Revenue was $18.9 million for the six month period ended June 30, 1999, compared to $14.9 million for the six month period ended June 30, 1998, an increase of $4.0 million or 26.6%. This increase was primarily attributable to the continued implementation of the NIMA and BULL software solutions.

     Cost of Revenue. Total Cost of Revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total Cost of Revenue was $7.7 million for the quarter ended June 30, 1999 compared to $5.2 million for the quarter ended June 30, 1998, an increase of $2.5 million or 47.8%. Total cost of revenue was $15.7 million for the six month period ended June 30, 1999 compared to $10.0 million for the six month period ended June 30, 1998, an increase of $5.7 million or 56.7%. This increase was primarily attributable to additional professional staff hired and added through acquisition to perform the increased volume of software services. Total Cost of Revenue was 78.5% of total revenue for the quarter ended June 30, 1999 compared to 50.9% of total revenue for the quarter ended June 30, 1998. For the six month period ended June 30, 1999, total cost of revenue was 70.5% of total revenue for the six months ended June 30, 1999 compared to 53.3% for the comparable period during 1998. This percentage increase was partially attributable to the Company's implementation of the NIMA service engagement with third party subcontractors and the integration of a third party software product with the Company's software products. Additionally, certain contracts in Germany incurred very low margins and technical personnel trained in the Company's technology in France and Germany were under-utilized. As a result of these issues, the Company implemented a reduction in force in Europe, primarily Germany, during the quarter in order to more closely align the Company's European cost structure with its related revenue. Additionally as a result of these issues, the Company initiated an internal quality control review process for contracts and project management in Germany in an effort to improve contract margins.

     Cost of Product Revenue was $0.5 million for the quarter ended June 30, 1999 compared to $0.4 million for the quarter ended June 30, 1998, an increase of $0.1 million or 11.0%. Cost of Product Revenue was $1.1 million for the six months ended June 30, 1999 compared to $0.8 million for the quarter ended June 30, 1998, an increase of $0.3 million or 43.8%. The Cost of Product Revenue increased in the three month and six month periods ended June 30, 1999 primarily due to an increase in software amortization associated with the general availability release of EIT. Cost of Services Revenue was $7.2 million for the quarter ended June 30, 1999 compared to $4.8 million for the quarter ended June 30, 1998, an increase of $2.4 million or 51.0%. Cost of Services Revenue was $14.6 million for the six month period ended June 30, 1999, compared to $9.3 million for the six month period ended June 30, 1998, an increase of $5.3 million or 57.7%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. The Company believes that Service Revenue gross margins have decreased due to the use of third party subcontractors, the provision and integration of a third party software product on the NIMA contract and the low service margins and under-utilization of the technical staff in Germany. If any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce Cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.

     Selling and Marketing. Selling and Marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and Marketing expenses were $2.7 million for the quarter ended June 30, 1999 compared to $2.6 million for the quarter ended June 30, 1998, an increase of $0.1 million or 3.9%. Selling and marketing expenses were $5.1 million for the six month period ended June 30, 1999, compared to $4.8 million for the six month period ended June 30, 1998, an increase of $0.3 million or 5.6%. These increases resulted primarily from additional expenditures targeted towards increasing market awareness including public relations activities and tradeshows. The Company is hiring additional sales personnel primarily in the United States and anticipates its selling and marketing expenses will increase in the near future.

     Product Development. Product Development expenses were $0.5 million for the quarter ended

June 30, 1999, compared to $0.3 million for the quarter ended June 30, 1998, an increase of $0.2 million or 68.6%. Product development expenses were $0.9 million for the six month period ended June 30, 1999, compared to $0.7 million for the six month period ended June 30, 1998, an increase of $0.2 million or 36.6%. This increase resulted primarily from the development of enhancements to the Company's Enterprise Integration Template (EIT) and the writedown of peripheral product development efforts that were not strategic to the Company's enterprise application integration focus.

     General and Administrative. General and Administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and Administrative expenses were $4.0 million for the quarter ended June 30, 1999 compared to $1.5 million for the quarter ended June 30, 1998 an increase of $2.5 million or 166.9%. General and administrative expenses were $5.6 million for the six month period ended June 30, 1999, compared to $2.8 million for the six month period ended June 30, 1998, an increase of $2.8 million or 101.0%. This increase is primarily attributable to the recognition of an impairment loss to the goodwill associated with the Company's French acquisition of approximately $1.0 million, costs associated with the reduction in force in Europe in the quarter and increases in personnel due to the higher level of revenues during the six months ended June 30, 1999 compared to the same period in 1998 . As the result of the Company's ongoing evaluation of the carrying value of its long-lived assets, in the three month period ended June 30, 1999, the Company determined that the sales pipeline in the French operations did not improve as originally anticipated; therefore, the Company recognized an impairment loss equal to the unamortized balance of the goodwill associated with the acquisition of the French operation.

     Income Tax (Benefit) Provision. The Income Tax Benefit was $1.3 million for the quarter ended June 30, 1999 compared to an Income Tax Provision of $0.3 million for the quarter ended June 30, 1998. The Income Tax Benefit for the six months ended June 30, 1999 was $1.2 million compared to an Income Tax Provision of $0.4 million for the six month period ended June 30, 1998. The Company's effective tax rate was 26% for the quarter ended June 30, 1999 compared to 32% for the quarter ended June 30, 1998. The Company's effective tax rate was 25% for the six month period ended June 30, 1999 compared to 36% for the six month period ended June 30, 1998. These decreases in effective tax rates are primarily attributable to the lower tax rates applicable to losses in foreign jurisdictions, the effect of the permanent differences relative to the Company's profit/loss and the establishment of valuation allowances for deferred tax assets attributable to net operating losses.

Liquidity and Capital Resources

     The Company's overall cash and cash equivalents were $1.2 million at June 30, 1999, which is a decrease of approximately $0.6 million from $1.8 million as of December 31, 1998. The Company's operating activities used cash of $0.3 million for the six month period ended June 30, 1999. During the six month period ended June 30, 1999, cash flow used in operating activities reflected the net loss, the deferred tax provision and the decrease in deferred income, partially offset by depreciation and amortization and the decrease in accounts receivable.

     Cash provided by investing activities totaled $0.3 million during the six month period ended June 30, 1999. During the six months ended June 30, 1999 the Company invested $0.5 million in property and equipment and capitalized $0.9 million in software development costs. Additionally, the Company sold $1.3 million of marketable securities for working capital and Precise repaid its $0.5 million note to the Company in full.

     Cash flow used in financing activities totaled $0.4 million for the six month period ended June 30, 1999 primarily relating to the Company's re-purchase of common stock in conjunction with its stock buy-back program.

     The Company has a line of credit under a Loan and Security Agreement (the "Loan Agreement") with First Union National Bank , previously Signet Bank (the
 --------------
"Bank"), in the aggregate principal amount of $3.0 million. As of June 30, 1999,
 ----
there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan Agreement. The Loan Agreement bears interest at the LIBOR Market Index Rate (for the United States Dollar quoted by the British Bankers Association) plus 1.85%. On August 3, 1998, the Bank issued a letter of credit on the Company's behalf as a performance guarantee for a German customer in the amount of DEM 1,700,000 (approximately $1.0 million). The Company's French subsidiary maintains with Banque Hervet an unsecured line of credit for 500,000FF plus an additional 500,000FF of credit collateralized by 70% of accounts receivable (approximately $180,000 in aggregate) at an interest rate of 8.3%. The Company's Austrian subsidiary maintains a line of credit with Raiffeisen Bank for 1,000,000ATS (approximately $85,000), collateralized by 100% of accounts receivable at an interest rate of 5%. As of June 30, 1999, no amounts were outstanding under the French or Austrian lines of credit.

     The Company believes its cash balances, cash generated from operations and borrowings available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. In the longer term, the Company may require additional sources of liquidity to fund future operating activities. Such sources of liquidity may include additional equity offerings or debt financings. There can be no assurances that such sources of financing will be available to the Company, and if they are, that they will be sufficient to meet the Company's liquidity needs at such time.

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

     INTERNAL ADMINISTRATIVE SOFTWARE. All of the Company's internal administrative software is "off-the-shelf' commercially available software. The Company is currently gathering data to assess the impact of the Year 2000 on its administrative systems such as the accounting and human resources systems. The Company's main domestic accounting system has been determined to be non-compliant and will be replaced with new compliant software. The estimated cost of such replacement is between $100,000 and $300,000. The Company expects to be in full compliance with its internal administrative financial systems before December 31, 1999. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. In the event the Company assesses some risk that a non-compliant system cannot be implemented before Year 2000, the Company will develop contingency plans accordingly.

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

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of reviewing the state of readiness of its critical suppliers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. This exercise includes compliance inquiries and reviews that will continue throughout 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers or service providers to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers and service providers. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

     COMPANY PRODUCTS. The Company provides its customers with licensed software products that are manufactured and developed internally and licensed software products that are obtained from third party software vendors and resold. The following compliance statement covers the Company's internally produced software products and is provided to the general public on the Company's website.

                        Year 2000 Compliance Statement

     The Company recognizes that most customers use Company software products in business-critical applications and that customers want to know if the Company's products are "Year 2000 Compliant." The compliance statements below cover the Company's software products: Foundation Template (including the SNAP Template, Web Component, Geographic Mapping Component and Process Monitoring Component), Workflow Template ("WFT"), System Management Template ("SMT") and the Enterprise Integration Template ("EIT").

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

     The Foundation Template, WFT, SMT and EIT meet the second criterion because they use a common data structure for time and date information. All time requests start by getting the operating system time, then developers use one function to convert operating system time to a single portable SNAP environment data structure. Developers use this data structure in applications to obtain time and date information. All time and date information is supplied as integer values. To provide a portable data structure the conversion algorithm is different for different operating system environments. The integer value returned for 'year' is a number representing the number of years since 1900. The year value can be very large (over 10,000). The integer value will increment continuously at the turn of the century and beyond. The algorithm used to determine the current year (1900 + year) remains constant before and after the turn of the century.

     When using Company products that are Year 2000 Compliant it is still possible for application developers to introduce code that will make the overall application non-compliant.

                 End of Company Year 2000 Compliance Statement

     The Company has investigated each third party software vendor whose software products the Company resells regarding Year 2000 compliance of those products. The Company has determined that all of the third party products it currently resells are Year 2000 compliant based upon the representations of the respective third party software vendor. In all cases the third party software vendor's license agreement is passed on to the Customer and the Company is not a party thereto.

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

     A substantial portion of the Company's revenues are generated from international operations. Revenues from foreign subsidiaries and export sales accounted for 49.0%, 51.9% and 46.1% of the Company's total revenues in fiscal years 1997 and 1998 and the six months ended June 30, 1999, respectively, or $12.3 million, $21.2 million and $10.3 million, respectively. As a result, the Company is subject to numerous international market-based risks (as well as risks related specifically to these international operations, which are discussed elsewhere in this report). These risks include unexpected changes in regulatory requirements, export limitations on encryption technologies, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. The Company believes that the Company's currency exchange risk is mitigated somewhat by the fact that the Company conducts operations from international as well as domestic locations, allowing it to minimize the impact of any currency movements by, for example, paying its German debtors in German deutsche marks. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

     The fair value of the Company's investments in marketable securities at June 30, 1999 was $6.3 million. The Company's marketable securities portfolio is invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as provide an immediate source of funds with a market value of $2.9 million as of June 30, 1999 and in long-term federally backed zero coupon bonds with a market value of $3.4 million as of June 30, 1999. In this regard, the Company has gross unrealized losses of approximately $1.0 million from its longer-term marketable securities as of June 30, 1999, and there can be no assurance that the Company will be able to recoup these losses if realized. The Company has filed an arbitration claim with the National Association of Securities Dealers against Merrill Lynch Pierce Fenner & Smith with respect to certain of these issues. See "Part II -- Item 1 - Legal Proceedings." As a general matter, although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are liquidated.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company has entered into a settlement agreement with Automated Financial Systems, Inc. ("AFS") regarding an action that the Company had filed that has been pending since December 23, 1998. A description of the basis of this action is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-21921). As part of the settlement, AFS has agreed to pay the Company $260,000 in cash by no later than August 19, 1999 and has agreed to dismiss its counterclaims against the Company. In the event that AFS does not pay such amount by August 19, 1999, the Company has retained the right to refile its lawsuit against AFS.

     On June 30, 1999, the Company filed a claim with the National Association of Securities Dealers for arbitration against Merrill Lynch Pierce Fenner & Smith ("Merrill Lynch") seeking compensatory damages of $950,000 plus attorney's fees and lost income resulting from advice rendered by Merrill Lynch to purchase, and the failure of Merrill Lynch to divest at the Company's instruction, the Company's portfolio of zero coupon long-term bonds. The Company expects that the arbitration will be completed by the end of 1999. The Company cannot predict the outcome of this arbitration proceeding. If the Company is not successful in this arbitration, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     On July 15, 1999, the Company filed an action against Manugistics, Inc. ("Manugistics") in the United States District Court for the Eastern District of Virginia, seeking compensatory damages of approximately $1,250,000 resulting from breach of certain representations contained in a license agreement for Manugistics-developed software that the Company had attempted to incorporate into a project that the Company is committed to delivering to an agency of the federal government. Manugistics has filed a counterclaim against the Company, asserting breach of contract, breach of alleged settlement, and wrongful hiring. Discovery has commenced in the action. No trial date has been set for this action, and the Company cannot currently predict the outcome of this litigation. If the Company is not successful in pursuing these claims, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company is and may from time to time be involved in ordinary routine litigation incidental to its business. Other than as described above, the Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial condition

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders (the "Annual Meeting") on May 12, 1999, in Reston, Virginia. At the Annual Meeting, the following actions of the shareholders of the Company were taken:

     (a)The shareholders of the Company voted to reelect two Class III directors of the Company, as follows:

                                     VOTES
                                     -----
     DIRECTORS                 FOR          WITHHELD
     ---------                 ---          --------
    E. Linwood Pearce         3,728,348    93,635
    Dr. Duane Adams           3,760,434    61,099

     Following the Annual Meeting, (i) the following individuals continued as Class I directors of the Company, with a term expiring at the 2000 annual meeting of shareholders of the Company: Joseph M. Fox and Dr. Alan B. Salisbury and (ii) the following individuals continued as Class II directors of the Company, with a term expiring at the 2001 annual meeting of shareholders of the
Company: Andrew B. Ferrentino and Dr. Gerhard Barth.

     (b)The shareholders of the Company voted to approve an amendment to the Company's 1996 Equity Incentive Plan (the "1996 Plan"), under which the number of shares of the Company's Common Stock subject to the 1996 Plan would be increased from 2,500,000 to 2,750,000, as follows:

          FOR            AGAINST         ABSTENTIONS
          ---            -------         ------------
          3,168,727      637,902         15,354


     (c)The shareholders of the Company voted to approve the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 1999, as follows:

          FOR            AGAINST         ABSTENTIONS
          ---            -------         ------------
          3,805,404      1,500           15,079

Item 5. Other Information.

Changes in Management

     On April 29, 1999, the Company announced the appointment of Peter Russo as Executive Vice President and Chief Financial Officer. Kimberly Osgood, who previously served as Chief Financial Officer, will continue with the Company and support Mr. Russo as Vice President of Finance and Administration upon commencement of Mr. Russo's employment.

     On April 30, 1999, the Company announced that its President and Chief Executive Officer, E. Linwood Pearce, requested that the Company's Board of Directors begin a search for a new Chief Executive Officer. Mr. Pearce cited personal reasons for his request. To support Mr. Pearce's decision, Joseph Fox, Chairman of the Company's Board of Directors, will serve as Co-Chief Executive Officer with Mr. Pearce during the period in which the Company searches for a new Chief Executive Officer. Mr. Pearce will remain on the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith:

     Exhibit
     Number    Exhibit Title
     ------    -------------

     10.1 Agreement NMA201-98-C-0089, dated September 30, 1998, Modification PZ0001, dated November 30, 1998 and Modification PZ0002 dated December 31, 1998, by and between Template Software, Inc. and National Imagery and Mapping Agency .


     27.1 Financial Data Schedule for the six month period ended June 30, 1999.

     27.2 Restated Financial Data Schedule for the six month period ended June 30, 1998.

______________
(b) Reports on Form 8-K

During the fiscal quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1999                 TEMPLATE SOFTWARE, INC.



                                        By:  /s/ Peter Russo
                                             Peter Russo
                                             Executive Vice President and
                                             Chief Financial Officer