Form 10-Q
period 1999-09-30
TEMPLATE SOFTWARE INC
filed 1999-11-09
CIK 1024752

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              ____________________

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____


                         Commission file number 0-21921

                            TEMPLATE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                    Virginia                        52-1042793
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)


            45365 Vintage Park Plaza                   20166
                Dulles, Virginia                     (Zip code)
    (Address of principal executive offices)


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


  YES   X        NO
      -----         ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
     Class of Common Stock                      October 22, 1999
     ---------------------                      ----------------
     Common Stock, $.01 par value per              4,922,830
     share  4,922,830

                            TEMPLATE SOFTWARE, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.                                             3

CONSOLIDATED BALANCE SHEETS                                                3

CONSOLIDATED STATEMENTS OF OPERATIONS                                      4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                     4

TEMPLATE SOFTWARE, INC. AND SUBSIDIARIES                                   5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      5

NOTES TO THE FINANCIAL STATEMENTS                                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                              8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

PART II - OTHER INFORMATION                                               14

ITEM 1.  LEGAL PROCEEDINGS                                                14

ITEM 5.  OTHER INFORMATION.                                               15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                15

SIGNATURE                                                                 17
---------



This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
                                                            --------------
and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created
-------------
thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. In addition, any forward-looking statements could be impacted by the Company's pending merger with Level 8 Systems, Inc., which is described further in this Report on Form 10-Q and in the Company's Report on Form 8-K dated October 17, 1999 and filed November 2, 1999. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    Template Software, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (Amounts in thousands)




                                                  September 30, 1999    December 31, 1998
                                                     (Unaudited)            (Audited)
                                                 -------------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                            $2,527                  $1,831
  Marketable securities                                 4,346                   8,221
  Accounts receivable, net                              9,415                  15,752
  Deferred income taxes                                 4,511                   1,873
  Note receivable                                          --                     500
  Prepaid expenses                                      1,173                     732
  Other current assets                                    239                     486
                                                      -------                 -------
    Total current assets
Property and equipment, net                            22,211                  29,395
Software development costs, net                         5,135                   5,423
Goodwill, net                                           3,164                   2,601
Other assets                                            8,667                  10,298
                                                        1,427                   1,367
                                                      -------                 -------
      Total assets                                    $40,604                 $49,084
                                                      =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $6,262                  $6,791
  Current portion of long-term debt                       282                     451
  Deferred income                                         352                   1,437
                                                      -------                 -------
    Total current liabilities                           6,896                   8,679
                                                      -------                 -------

Long-term liabilities:
  Long-term debt, net of current portion                   68                      76
  Deferred income taxes                                 1,119                     827
  Other long-term liabilities                             474                     421
                                                      -------                 -------
    Total liabilities                                   8,557                  10,003
                                                      -------                 -------
Shareholders' equity:
Common stock                                               52                      52
Additional paid-in capital                             36,598                  36,619
Deferred compensation                                    (321)                   (727)
Accumulated other comprehensive income (loss)            (867)                    154
Retained earnings                                      (2,117)                  3,794
Treasury stock                                         (1,298)                   (811)
                                                      -------                 -------
    Total shareholders' equity                         32,047                  39,081
                                                      -------                 -------
      Total liabilities and shareholders' equity      $40,604                 $49,084
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

                    Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Operations
            (Amounts in thousands, except per share and share data)
                                  (Unaudited)




                                                  For the Three Months          For the Nine Months
                                                   Ended September 30,          Ended September 30,
                                               --------------------------   --------------------------
                                                     1999         1998           1999         1998
                                               --------------------------   --------------------------
  Products                                      $     490      $    1,214    $    3,887     $    5,106
  Services                                          8,598           8,646        27,482         23,559
                                               ----------      ----------    ----------     ----------
    Total Revenues                                  9,088           9,860        31,369         28,665
                                               ----------      ----------    ----------     ----------
Cost of revenues:
  Products                                            500             349         1,583          1,102
  Services                                          6,422           5,447        21,057         14,727
                                               ----------      ----------    ----------     ----------
    Total cost of revenues                          6,922           5,796        22,640         15,829
                                               ----------      ----------    ----------     ----------
Gross profit                                        2,166           4,064         8,729         12,836
                                               ----------      ----------    ----------     ----------

Operating expenses:
  Selling and marketing                             2,950           2,348         8,029          7,157
  Product development                                 586             354         1,497          1,021
  General and administrative                        1,690           1,289         7,337          4,098
                                               ----------      ----------    ----------     ----------
    Total operating expenses                        5,226           3,991        16,863         12,276
                                               ----------      ----------    ----------     ----------
Income (loss) from operations                      (3,060)             73        (8,134)           560
  Interest income                                      58             128           231            437
  Other income (expense)                               (7)             36            (8)           210
                                               ----------      ----------    ----------     ----------
Net income (loss) before income taxes              (3,009)            237        (7,911)         1,207
Income tax provision (benefit)                       (762)            207        (2,000)           557
                                               ----------      ----------    ----------     ----------
Net income (loss)                               $  (2,247)            $30       $(5,911)          $650
                                               ==========      ==========    ==========     ==========
Earnings (loss) per share - basic                  $(0.46)          $0.01        $(1.19)         $0.13
                                               ==========      ==========    ==========     ==========
Shares used in computing basic
 earnings (loss) per share                      4,901,909       5,120,860     4,951,050      5,021,608
                                               ==========      ==========    ==========     ==========
Earnings (loss) per share - diluted                $(0.46)          $0.01        $(1.19)         $0.11
                                               ==========      ==========    ==========     ==========
Shares used in computing diluted
 earnings (loss) per share                      4,901,909       5,669,497     4,951,050      5,803,578
                                               ==========      ==========    ==========     ==========


             Consolidated Statements of Comprehensive Income (Loss)
                             (Amounts in thousands)
                                  (Unaudited)



                                                              For the Three Months           For the Nine Months
                                                              Ended September 30,            Ended September 30,
                                                         ----------------------------    -------------------------
                                                              1999           1998            1999          1998
                                                         ----------------------------    -------------------------
Net income (loss)                                           $(2,247)          $30           $(5,911)         $650
Foreign currency translation adjustment                         283           338              (474)          280
Unrealized loss on marketable
 securities, net of taxes                                       (48)          --               (547)          --
                                                           --------          ----           -------          ----
Comprehensive income (loss)                                 $(2,012)         $368           $(6,932)         $930
                                                           ========          ====           =======          ====

  The accompanying notes are an integral part of these consolidated financial statements.

                    Template Software, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)



                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                              1999              1998
                                                                         ---------------------------------
Cash flows used in operating activities                                     $  (264)           $   (11)
                                                                           --------            -------
Cash flows from investing activities:
  Proceeds from sales and maturities of marketable securities                 5,165              8,400
  Purchase of marketable securities                                          (2,000)            (5,201)
  Purchase of convertible note                                                   --             (1,500)
  Proceeds from note receivable                                                 500                 --
  Capital expenditures and leasehold improvements                              (670)            (3,390)
  Capitalization of software development costs                               (1,348)            (1,220)
  Acquisition costs, net of cash acquired                                        --                (58)
                                                                           --------            -------
    Net cash provided (used in) by investing activities                       1,647             (2,969)
                                                                           --------            -------
Cash flows from financing activities:
  Revolving credit facility, net                                                (69)               487
  Increase in notes payable                                                     102                269
  Payments on notes payable                                                    (158)              (157)
  Capital lease obligations                                                     (41)               (29)
  Income tax benefit related to stock options                                     9                634
  Proceeds from sale of common stock under stock programs                       122                861
  Purchase of common stock                                                     (487)              (501)
                                                                           --------            -------
    Net cash provided by (used in) financing activities                        (522)             1,564
                                                                           --------            -------
Effect of exchange rate changes on cash and cash equivalents                   (165)               (77)
                                                                           --------            -------
Net increase (decrease) in cash and cash equivalents                            696             (1,493)
Cash and cash equivalents, beginning of period                              $ 1,831            $ 3,425
                                                                           ========            =======
Cash and cash equivalents, end of period                                    $ 2,527            $ 1,932
                                                                           ========            =======

The accompanying notes are an integral part of these consolidated financial statements.

                    Template Software, Inc. and Subsidiaries
                       Notes to the Financial Statements


Note A -- Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of Template Software, Inc. and subsidiaries (the "Company")
                                                                       -------
contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1999 and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.


Note B -- Merger with Level 8 Systems, Inc.

     On October 20, 1999, the Company announced that it had entered into an Agreement and Plan of Merger dated as of October 19, 1999 (the "Merger
                                                                ------
Agreement") with Level 8 Systems, Inc., a Delaware corporation ("Level 8") and
---------                                                        -------
Level 8's wholly-owned subsidiary, TSAC, Inc., a Delaware corporation (the

"Subsidiary").  The Merger Agreement provides for Level 8's acquisition of the
-----------
Company by the Company's merger with and into the Subsidiary (the "Merger").
                                                                   ------

     Under the Merger Agreement, each share of the Company's common stock will be exchanged for $4.00 in cash plus $3.90 worth of Level 8 common stock, subject to adjustment. The actual number of shares of Level 8 common stock to be exchanged for each Company share will be based on the average trading price of Level 8 stock for the 10 trading days prior to the third trading day before Level 8's shareholder approval, but will not be less than 0.2838 Level 8 shares per Company share (if Level 8's average trading price exceeds $13.74) or more than 0.3672 Level 8 shares per Company share (if Level 8's average trading price is less than $10.62). The Merger is intended to qualify as a tax-free reorganization, which means that Company shareholders would generally be permitted to defer taxes on the Level 8 stock portion of the merger consideration.

     In connection with the Merger, on October 17, 1999 the Company's Board of Directors approved an amendment to the Rights Agreement by and between the Company and First Union National Bank dated as of July 3, 1998 (the "Rights
                                                                     ------
Agreement").  The amendment provides that neither Level 8 nor the Subsidiary
---------
will be considered an "Acquiring Person" (as that term is defined in the Rights Agreement), and that the execution, delivery and consummation of the Merger Agreement will not cause the occurrence of a "Distribution Date" or a "Stock Acquisition Date" (as these terms are defined in the Rights Agreement). The amendment thus ensures that the Merger will not trigger the distribution of rights to the Company's shareholders under the Rights Agreement. In addition, in connection with the Merger Agreement, the Company has agreed not to further amend the Rights Agreement without the consent of Level 8.

     The Merger is subject to certain conditions to closing, including shareholder approval, regulatory approval, and necessary consents and filings.

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


Note D - Income Taxes

     The Income Tax Benefit was $0.8 million for the quarter ended September 30, 1999 compared to an Income Tax Provision of $0.2 million for the quarter ended September 30, 1998. The Income Tax Benefit for the nine months ended September 30, 1999 was $2.0 million compared to an Income Tax Provision of $0.6 million for the nine month period ended September 30, 1998. The Company's effective tax rate was 25% for the quarter ended September 30, 1999 compared to 87% for the quarter ended September 30, 1998. The Company's effective tax rate was 25% for the nine month period ended September 30, 1999 compared to 46% for the nine month period ended September 30, 1998. These tax rates reflect the differences in effective tax rates relative to the Company having pre-tax losses in 1999 and pre-tax profits in 1998 along with lower tax rates applicable to losses in foreign jurisdictions, the effect of the permanent differences relative to the Company's profit/loss and the establishment in 1999 of valuation allowances for deferred tax assets attributable to net operating losses in France in the amount of approximately $482,000.


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

                                                     Three Months Ended    Nine Months Ended
                                                    --------------------  --------------------
                                                        September 30,         September 30,
                                                    --------------------  --------------------
                                                       1999       1998       1999       1998
                                                    ---------  ---------  ---------  ---------
Weighted average shares outstanding - basic         4,901,909  5,120,860  4,951,050  5,021,608
Potential common shares related to stock options           --    548,637         --    781,970
                                                    ---------  ---------  ---------  ---------
Weighted average shares outstanding - diluted       4,901,909  5,669,497  4,951,050  5,803,578
                                                    =========  =========  =========  =========

     The Company did not have any dilutive common shares during the three and nine month periods ended September 30, 1999. Net income (loss) reported was not adjusted for the computation of basic or diluted earnings per share. In 1999, 443,857 and 395,815 shares primarily related to the inclusion of the effect of potential stock options exercises were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999, respectively, because to do so would have been antidilutive for those periods.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations

     Revenue. Total Revenue was $9.1 million for the quarter ended September 30, 1999 compared to $9.9 million for the quarter ended September 30, 1998, a decrease of $0.8 million or 7.8%. This decrease was primarily attributable to a decrease in product revenue. Total Revenue for the nine month period ended September 30, 1999 was $31.4 million compared to $28.7 million for the nine month period ended September 30, 1998, an increase of $2.7 million or 9.4%.
This growth resulted principally from volume increases in sales of software-related services for customers such as the National Imagery and Mapping Agency ("NIMA") in the United States and Commerzbank, Mannesmann and Delvag in Germany.


     Product Revenue was $0.5 million for the quarter ended September 30, 1999 compared to $1.2 million for the quarter ended September 30, 1998, a decrease of $0.7 million or 59.6%. This decrease is primarily attributable to significant product transactions in the three month period ended September 30, 1998 with Eagle Eye Technologies, Inc. and Motorola Center Computersysteme with no transaction of comparable size in the three months ended September 30, 1999.
For the nine month period ended September 30, 1999, Product Revenue was $3.9 million compared to $5.1 million for the nine month period ended September 30, 1998, a decrease of $1.2 million or 23.9%. This decrease was primarily attributable to the decrease in product revenue in Europe. The Company believes that penetration into the German enterprise integration market has not occurred primarily because German companies are spending their information technology budgets on Year 2000 remediations and SAP implementations. In the three month period ended June 30, 1999, the Company realigned its sales strategy in Germany to penetrate the market with lighter products (i.e., products that have less functionality and complexities) that are more relative to the enterprise application integration market. The Company is now focussing on reselling Vision Jade and Visual Edge, both lighter enterprise integration products, in an effort to penetrate our German customer base. Services Revenue was $8.6 million for the quarter ended September 30, 1999 and September 30, 1998. Services Revenue was $27.5 million for the nine month period ended September 30, 1999, compared to $23.6 million for the nine month period ended September 30, 1998, an increase of $3.9 million or 16.7%. This growth resulted principally from volume increases in sales of software-related services for customers such as the National Imagery and Mapping Agency ("NIMA") in the United States and Commerzbank, Mannesmann and Delvag in Germany.

     Cost of Revenue. Total Cost of Revenue is comprised of salaries and related benefits for personnel, amortization of capitalized software development costs and an allocated portion of rent, building services and computer equipment services and expenses. Total Cost of Revenue was $6.9 million for the quarter ended September 30, 1999 compared to $5.8 million for the quarter ended September 30, 1998, an increase of $1.1 million or 19.5%. Total cost of revenue was $22.6 million for the nine month period ended September 30, 1999 compared to $15.8 million for the nine month period ended September 30, 1998, an increase of
$6.8 million or 43.0%.    Total Cost of Revenue was 76.2% of total revenue for
the quarter ended September 30, 1999 compared to 58.8% of total revenue for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, total cost of revenue was 72.2% of total revenue for the nine months ended September 30, 1999 compared to 55.2% for the comparable period during 1998. The increase in the cost of revenue and the related percentage relative to revenue was attributable to (i) higher technical staff salaries, (ii) utilization of third party subcontractors in conjunction with the Company's implementation of the NIMA service engagement (iii)the purchase and integration of a third party software product with the Company's software products and (iv) lower margins on service contracts. Also, certain contracts in Germany achieved very low margins and technical personnel trained in the Company's technology in France and Germany were under-utilized. As a result of these issues, in the three month period ended June 30, 1999, the Company implemented a reduction in force in Europe, primarily Germany in order to more closely align the Company's European cost structure with its related revenue.


     Cost of Product Revenue was $0.5 million for the quarter ended September 30, 1999 compared to $0.3 million for the quarter ended September 30, 1998, an increase of $0.2 million or 43.6%. Cost of Product Revenue was $1.6 million for the nine months ended September 30, 1999 compared to $1.1 million for the nine months ended September 30, 1998, an increase of $0.5 million or 43.7%. The Cost of Product Revenue increased in the three month and nine month periods ended September 30, 1999 primarily due to an increase in software amortization associated with the general availability release of the Company's Enterprise Integration Template(TM) ("EIT").


     Cost of Services Revenue was $6.4 million for the quarter ended September 30, 1999 compared to $5.4 million for the quarter ended September 30, 1998, an increase of $1.0 million or 17.9%. Cost of Services Revenue was $21.0 million for the nine month period ended September 30, 1999, compared to $14.7 million for the nine month period ended September 30, 1998, an increase of $6.3 million or 43.0%. This increase resulted primarily from the cost associated with staffing the growth in services contracts. The Company believes that Service Revenue gross margins have decreased due to the use of third party subcontractors, the provision and integration of a third party software product on the NIMA contract and the low service margins and under-utilization of the technical staff in Germany. If any of the Company's engagements were to be terminated on short notice, the Company would be unable to reduce Cost of Services Revenue commensurate with the associated decrease in Services Revenue. Any such termination would have a material adverse effect on the Company's business, operating results and financial condition.


     Selling and Marketing. Selling and Marketing expenses consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade show participation and public relations. Selling and Marketing expenses were $2.9 million for the quarter ended September 30, 1999 compared to $2.3 million for the quarter ended September 30, 1998, an increase of $0.6 million or 25.6%. Selling and marketing expenses were $8.0 million for the nine month period ended September 30, 1999, compared to $7.2 million for the nine month period ended September 30, 1998, an increase of $0.8 million or 12.2%. These increases resulted primarily from additional expenditures targeted towards increasing market awareness including public relations activities, tradeshows and expenses associated with evaluating and generating proposals. The Company has hired and intends to continue to hire additional sales personnel primarily in the United States and Germany and is utilizing additional technical staff in sales activities. The Company anticipates its selling and marketing expenses will continue to increase.

     Product Development. Product Development expenses were $0.6 million for the quarter ended September 30, 1999, compared to $0.4 million for the quarter ended September 30, 1998, an increase of $0.2 million or 65.5%. Product development expenses were $1.5 million for the nine month period ended September 30, 1999, compared to $1.0 million for the nine month period ended September 30, 1998, an increase of $0.5 million or 46.6%. This increase resulted primarily from the development of enhancements to the EIT and the writedown of peripheral product development efforts that were not strategic to the Company's enterprise application integration focus amounting to approximately $124,000 and $ 40,000 recorded in the three month periods ended June 30, 1999 and September 30, 1999, respectively.

     General and Administrative. General and Administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff and goodwill amortization. General and Administrative expenses were $1.7 million for the quarter ended September 30, 1999 compared to $1.3 million for the quarter ended September 30,

1998 an increase of $0.4 million or 31.0%. This increase is primarily attributable to increased personnel, recruiting costs and professional service fees. General and administrative expenses were $7.3 million for the nine month period ended September 30, 1999, compared to $4.1 million for the nine month period ended September 30, 1998, an increase of $3.2 million or 78.9%. This increase is primarily attributable to costs associated with the reduction in force in Europe in the three month period ended June 30, 1999, increases in personnel due to the higher level of revenues during the nine month period ended September 30, 1999 compared to the same period in 1998 and the recognition of an impairment loss to the goodwill associated with the Company's French acquisition of approximately $1.0 million. As the result of the Company's ongoing evaluation of the carrying value of its long-lived assets, in the three month period ended June 30, 1999, the Company determined that the sales pipeline in the French operations did not improve as originally anticipated; therefore, the Company recognized an impairment loss equal to the unamortized balance of the goodwill associated with the acquisition of the French operation. Goodwill amortization, exclusive of the $1.0 million goodwill impairment loss, was $169,946 and $587,772 for the three month period ended September 30, 1999 and September 30, 1998 and $206,468 and $608,811 for the nine months ended September 30, 1999 and September 30, 1998, respectively.

     Income Tax (Benefit) Provision. The Income Tax Benefit was $0.8 million for the quarter ended September 30, 1999 compared to an Income Tax Provision of $0.2 million for the quarter ended September 30, 1998. The Income Tax Benefit for the nine months ended September 30, 1999 was $2.0 million compared to an Income Tax Provision of $0.6 million for the nine month period ended September 30, 1998. The Company's effective tax rate was 25% for the quarter ended September 30, 1999 compared to 87% for the quarter ended September 30, 1998.
The Company's effective tax rate was 25% for the nine month period ended September 30, 1999 compared to 46% for the nine month period ended September 30, 1998. These tax rates reflect the differences in effective tax rates relative to the Company having pre-tax losses in 1999 and pre-tax profits in 1998 along with lower tax rates applicable to losses in foreign jurisdictions, the effect of the permanent differences relative to the Company's profit/loss and the establishment in 1999 of valuation allowances for deferred tax assets attributable to net operating losses in France in the amount of approximately $482,000.


Liquidity and Capital Resources

     The Company's overall cash and cash equivalents were $2.5 million at September 30, 1999, which is an increase of approximately $0.7 million from $1.8 million as of December 31, 1998. The Company's operating activities used cash of $0.3 million for the nine month period ended September 30, 1999. During the nine month period ended September 30, 1999, cash flow used in operating activities reflected the net loss, the deferred tax provision and the decrease in deferred income, partially offset by depreciation and amortization and the decrease in accounts receivable.


     Cash provided by investing activities totaled $1.6 million during the nine month period ended September 30, 1999. During the nine months ended September 30, 1999 the Company invested $0.7 million in property and equipment and capitalized $1.3 million in software development costs. Additionally, the Company sold $5.2 million and reinvested $2.0 million of marketable securities, netting $3.2 million for working capital. Precise Connectivity Solutions, Ltd. repaid its $0.5 million note to the Company in full.

     Cash used in financing activities totaled $0.5 million for the nine month period ended September 30, 1999 primarily relating to the Company's re-purchase of common stock in conjunction with its stock buy-back program.


     The Company has a line of credit under a Loan and Security Agreement (the

"Loan Agreement") with First Union National Bank , previously Signet Bank (the
---------------
"Bank"), in the aggregate principal amount of $3.0 million.  As of September 30,
-----
1999, there were no amounts outstanding under this line of credit. The Company has been in compliance with all financial and non-financial covenants of the Loan

Agreement. The Loan Agreement bears interest at the LIBOR Market Index Rate (for the United States Dollar quoted by the British Bankers Association) plus 1.85%. The Company's French subsidiary maintains with Banque Hervet an unsecured line of credit for 500,000FF plus an additional 500,000FF of credit collateralized by 70% of accounts receivable (approximately $180,000 in aggregate) at an interest rate of 8.3%. The Company's Austrian subsidiary maintains a line of credit with Raiffeisen Bank for 1,000,000ATS (approximately $85,000), collateralized by 100% of accounts receivable at an interest rate of 5%. As of September 30, 1999, 515,384FF (approximately $84,000) was outstanding under the French line of credit and no amounts were outstanding under the Austrian line of credit.


     The Company's Board of Directors, on September 18, 1998, authorized the repurchase of up to 500,000 shares of the Company's Common Stock in open market transactions effected in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three and nine month periods ended September 30, 1999, the Company purchased 40,600 and 115,800 shares of its Common Stock for $140,975 and $486,994, respectively. As of September 30, 1999, the Company had cumulatively repurchased 299,800 shares of its Common Stock in such transactions for $1,298,219 at an average purchase price of $4.33 per share.

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

     The majority of the Company's systems have been confirmed as Year 2000 compliant as the result of the Company's Year 2000 compliance program conducted to identify and correct any non-compliant software or systems that would cause a significant detrimental effect on the Company. The Company's compliance program identified its Year 2000 risk in four categories: internal administrative software; internal operational software and embedded chip technology; external noncompliance by customers and suppliers; and Company products.

     INTERNAL ADMINISTRATIVE SOFTWARE. All of the Company's internal administrative software is "off-the-shelf' commercially available software. The Company gathered data to assess the impact of the Year 2000 on its administrative systems such as the accounting and human resources systems. The Company's main domestic accounting system has been determined to be non-compliant and is being replaced with new compliant software. The estimated cost of such replacement is expected to approximate $300,000. The Company expects to be in full compliance with its internal administrative financial systems before December 31, 1999. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. In the event the Company determines that there is a risk that the non-compliant domestic accounting system cannot be implemented before Year 2000, the Company will develop contingency plans accordingly.

     INTERNAL OPERATIONS SOFTWARE AND EMBEDDED CHIP TECHNOLOGY. The Company gathered data to assess the impact of the Year 2000 on its operational systems such as production systems and communication systems. The Company believes its material, critical systems are Year 2000 compliant resulting from responses received from inquiries made to the applicable vendors. Additionally, as a contingency, the Company believes it can replace any failing system with an alternative commercially available system in a short timeframe.

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is continuing the process of reviewing the state of readiness of its critical suppliers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. This exercise includes compliance inquiries and reviews that will continue throughout 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers or service providers to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers and service providers. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

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

     A substantial portion of the Company's revenues are generated from international operations. Revenues from foreign subsidiaries and export sales accounted for 49.0%, 51.9% and 48.7% of the Company's total revenues in fiscal years 1997 and 1998 and the nine months ended September 30, 1999, respectively, or $12.3 million, $21.2 million and $15.3 million, respectively. As a result, the Company is subject to numerous international market-based risks (as well as risks related specifically to these international operations, which are discussed elsewhere in this report). These risks include unexpected changes in regulatory requirements, export limitations on encryption technologies, tariffs and other trade barriers, political and economic instability in foreign markets, difficulty in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. The uncertainty of the monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. The Company believes that the Company's currency exchange risk is mitigated somewhat by the fact that the Company conducts operations from international as well as domestic locations, allowing it to minimize the impact of any currency movements by, for example, paying its German debtors in German deutsche marks. Although the Company's results of operations have not been materially adversely affected to date as a result of currency fluctuations, the long-term impact of currency fluctuations, including any possible effect on the business outlook in other developing countries, cannot be predicted.

     The fair value of the Company's investments in marketable securities at September 30, 1999 was $4.3 million. The Company's marketable securities portfolio is invested (i) in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as provide an immediate source of funds with a market value of $1.0 million as of September 30, 1999 and (ii) long-term federally backed zero coupon bonds with a market value of $3.3 million as of September 30, 1999. In this regard, the Company has gross unrealized losses of approximately $1.1 million from its longer-term marketable securities as of September 30, 1999, and there can be no assurance that the Company will be able to recoup these losses if realized. The Company has filed an arbitration claim with the National Association of Securities Dealers against Merrill Lynch Pierce Fenner & Smith with respect to certain of these issues. See "Part II -- Item 1 Legal Proceedings." As a general matter, although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are liquidated.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  The Company has entered into a settlement agreement with Automated Financial Systems, Inc. ("AFS") regarding an action that the Company had filed that has been pending since December 23, 1998. A description of the basis of this action is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-21921). As part of the settlement, AFS has paid the Company $260,000 on August 27, 1999 and dismissed its counterclaims against the Company.

     On June 30, 1999, the Company filed a claim with the National Association of Securities Dealers for arbitration against Merrill Lynch Pierce Fenner & Smith ("Merrill Lynch") seeking compensatory damages of $950,000 plus attorney's fees and lost income resulting from advice rendered by Merrill Lynch to purchase, and the failure of Merrill Lynch to divest at the Company's instruction, the Company's portfolio of zero coupon long-term bonds. Discovery has commenced in the arbitration. The Company expects that the arbitration will be completed by the end of 1999. The Company cannot predict the outcome of this arbitration proceeding. If the Company is not successful in this arbitration, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     On July 15, 1999, the Company filed an action against Manugistics, Inc. ("Manugistics") in the United States District Court for the Eastern District of Virginia, seeking compensatory damages of approximately $1,250,000 resulting from breach of certain representations contained in a license agreement for Manugistics-developed software that the Company had attempted to incorporate into a project that the Company is committed to delivering to an agency of the federal government. Manugistics has filed a counterclaim against the Company, asserting breach of contract, breach of alleged settlement, and wrongful hiring. On October 19, 1999, the Company filed an amended complaint to include two additional claims, fraud in the inducement and constructive fraud, seeking additional damages of $2,000,000. Discovery has commenced in the action. No trial date has been set for this action, and the Company cannot currently predict the outcome of this litigation. If the Company is not successful in pursuing these claims, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company is and may from time to time be involved in ordinary routine litigation incidental to its business. Other than as described above, the Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial condition

Item 5. Other Information.

     On October 20, 1999, the Company announced that it had entered into an Agreement and Plan of Merger dated as of October 19, 1999 (the "Merger
                                                                ------
Agreement") with Level 8 Systems, Inc., a Delaware corporation ("Level 8") and
---------                                                        -------
Level 8's wholly-owned subsidiary, TSAC, Inc., a Delaware corporation (the

"Subsidiary").  The Merger Agreement provides for Level 8's acquisition of the
-----------
Company by the Company's merger with and into the Subsidiary (the "Merger").
                                                                   ------

     Under the Merger Agreement, each share of the Company's common stock will be exchanged for $4.00 in cash plus $3.90 worth of Level 8 common stock, subject to adjustment. The actual number of shares of Level 8 common stock to be exchanged for each Company share will be based on the average trading price of Level 8 stock for the 10 trading days prior to the third trading day before Level 8's shareholder approval, but will not be less than 0.2838 Level 8 shares per Company share (if Level 8's average trading price exceeds $13.74) or more than 0.3672 Level 8 shares per Company share (if Level 8's average trading price is less than $10.62). The Merger is intended to qualify as a tax-free reorganization, which means that Company shareholders would generally be permitted to defer taxes on the Level 8 stock portion of the merger consideration.

     In connection with the Merger, on October 17, 1999 the Company's Board of Directors approved an amendment to the Rights Agreement by and between the Company and First Union National Bank dated as of July 3, 1998 (the "Rights
                                                                     ------
Agreement").  The amendment provides that neither Level 8 nor the Subsidiary
---------
will be considered an "Acquiring Person" (as that term is defined in the Rights Agreement), and that the execution, delivery and consummation of the Merger Agreement will not cause the occurrence of a "Distribution Date" or a "Stock Acquisition Date" (as these terms are defined in the Rights Agreement). The amendment thus ensures that the Merger will not trigger the distribution of rights to the Company's shareholders under the Rights Agreement. In addition, in connection with the Merger Agreement, the Company has agreed not to further amend the Rights Agreement without the consent of Level 8.

     The Merger is subject to certain conditions to closing, including shareholder approval, regulatory approval, and necessary consents and filings.

Item 6.      Exhibits and Reports on Form 8-K.

  (a) The following exhibits are filed herewith:

     Exhibit

     Number  Exhibit Title
     ------  -------------
      2.1 Agreement and Plan of Merger, dated as of October 19, 1999, by and among Level 8 Systems, Inc., TSAC, Inc., and Template Software, Inc. (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)./1/

     10.1 Stockholders Agreement by and among Level 8 Systems, Inc., Template Software, Inc., and various stockholders of Level 8 and Template (schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)./1/

     10.2 Rights Agreement, dated as of July 3, 1998, by and between Template Software, Inc. and First Union National Bank, as Rights Agent./2/

     10.3 Amendment to Rights Agreement, dated as of October 19, 1999, by and between Template Software, Inc. and First Union National Bank, as Rights Agent./1/

     10.4 Service Agreement, dated as of September 24, 1999, between Template Software, Inc. and Richard Hugh Collard (schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request).

     10.5 Employment Agreement, dated as of September 24, 1999, between Template Software, Inc. and Benjamin J. Martindale (schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request).

     10.6 Employment Agreement, dated as of October 1, 1999, between Template Software, Inc. and David L. Kiker (schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request).

     27.1 Financial Data Schedule for the nine month period ended September 30, 1999.

     27.2 Restated Financial Data Schedule for the nine month period ended September 30, 1998.


--------------
1   Incorporated by reference to the Company's Report on Form 8-K, dated October
17, 1999 and filed November 2, 1999 (File No. 0-21921).

2   Incorporated by reference to the Company's Report on Form 8-K, dated
September 30, 1998 and filed October 15, 1998 (File No. 0-21921).

______________
  (b)  Reports on Form 8-K

     During the fiscal quarter ended September 30, 1999, the Company did not file any reports on Form 8-K.

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 8, 1999                TEMPLATE SOFTWARE, INC.

                                        By:  /s/ Peter Russo

                                             Peter Russo
                                             Executive Vice President and
                                             Chief Financial Officer